Form 10QSB
period 2005-12-31
Z YACHTS, INC.
filed 2006-03-27
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

[   ]

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0001333675

Z YACHTS, INC. (Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-2725030 (IRS Employer Identification No.)

3598 Old Milton Pkwy Alpharetta, GA 30005 (Address of Principal Executive Offices)

(877) 885-1650 (Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ]  No [X]

As of March 15, 2006, there were outstanding 19,076,318 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [   ]  No [X]

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Z YACHTS, INC.

BALANCE SHEET

December 31, 2005

(unaudited)

ASSETS

Cash	$ 126,649
Accounts receivable	750
Prepaid expenses	6,672
Other current assets	5,110

Total Current Assets	139,181

Fixed assets, net of accumulated depreciation of $2,686	33,860

TOTAL ASSETS	$ 173,041

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Escrow liability	$ 113,598
Accounts payable	65,049
Accounts payable – related parties	5,918
Loans from stockholders	190,211
Bank lines of credit	246,189
Payroll liabilities	45
Other current liabilities	4,522

Total Current Liabilities	625,532

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, 50,000,000 shares authorized, 19,056,650 shares issued and outstanding	19,057
Additional paid in capital	725,684
Retained deficit	(1,197,232)

Total Stockholders’ Deficit	(452,491)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 173,041

Z YACHTS, INC.

STATEMENTS OF OPERATIONS

Three Months Ended December 31, 2005 and 2004

(unaudited)

	Three Months Ended December 31,

	2005	2004

Brokerage Income	$ 75,729	$ 43,868

General and administrative	396,449	45,928
Depreciation expense	1,627	-
Interest expense	1,611	157

Net loss	$ (323,958)	$ (2,217)

Basic and diluted loss per share	$ (0.02)	$ (0.00)

Weighted average shares outstanding	19,056,650	18,000,000

Z YACHTS, INC.

STATEMENTS OF CASH FLOW

Three Months Ended December 31, 2005 and 2004

(unaudited)

	Three Months Ended December 31,

	2005	2004

Cash Flows From Operating Activities
Net loss	$ (323,958)	$ (2,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation Expense	1,627	-
Imputed Interest	-	157
Changes in:
Prepaid expenses	(8,767)	-
Escrow liability	88,826	(28,933)
Accounts payable	28,750	(2,551)
Accounts payable – related party	5,918	-
Other current liabilities	(10,563)	-
Net Cash Used In Operating Activities	(218,707)	(33,544)

Cash Flows From Investing Activities
Purchases of fixed assets	(24,540)	-
Net Cash Used In Investing Activities	(24,540)	-

Cash Flows From Financing Activities
Net change in lines of credit	179,289	-
Proceeds from stockholders’ loans	187,551	9,619
Payments on stockholders’ loans	(15,820)	(4,320)
Net Cash Provided By Financing Activities	351,020	5,299

Net change in cash	107,773	(28,245)
Cash at beginning of period	18,876	63,081

Cash at end of period	$ 126,649	$ 34,836

Supplemental disclosure:
Income taxes paid	$ -	$ -
Interest paid	-	-

Z YACHTS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Z Yachts, Inc. (“Z Yachts”), have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Z Yachts’ Registration Statement filed with the SEC on Form SB-2.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2005, as reported in From SB-2, have been omitted.

NOTE 2 – LOANS FROM SHAREHOLDERS

The shareholders advance money to Z Yachts on an as-needed basis.  The advances are due on demand, bear no interest and are unsecured.  Imputed interest of 8% was recorded as a contribution to capital for fiscal 2005 and 2004.  In December 2005 Z Yachts borrowed $150,000 from a shareholder.  The loan is due on demand or not later than June 30, 2006, bears 7.5% interest, and is unsecured.  Additionally, during the quarter ended December 31, 2005 Z Yachts borrowed approximately $37,000 from a shareholder, which is due on demand.  The loan bears 8% interest and is unsecured.

NOTE 3 – BANK LINES OF CREDIT

Z Yachts opened a bank line of credit with Bank of America in September 2005.  Z Yachts may borrow up to $100,000 against the line of which $96,189 was borrowed as of December 31, 2005.  Interest is 8.75% per annum.  The line is secured by the personal guarantees of Z Yachts’ officers.

In November 2005 Z Yachts borrowed:

•

$125,000 against a $125,000 newly opened line of credit from First Banking Center.  The note matures on November 16, 2006, bears interest of Prime plus 0.5% and is secured by the property and vehicle of one of the officers that was pledged on behalf of Z Yachts.

•

$25,000 against a $25,000 newly opened revolving line of credit from Washington Mutual.  The note is due on demand, bears interest of 9.25% and is secured by the personal guarantees of Z Yachts’ officers.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-QSB may include “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, “may”, “believe”, “expect”,  “intend”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors with respect to any such forward-looking statements include, but are not limited to, weather and climatic conditions, availability and desirability of previously owned recreational vessels, changes in the taxation of vessels and vessel transactions, fuel costs and the taxation of fuel for recreational use, as well as the availability of necessary personnel and general economic conditions within the United States.  The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein and in conjunction with the financial statements and notes there to for the year ended September 31, 2005 as contained in our Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on January 25, 2006.

Our primary business is the brokerage sale of new and previously-owned recreational vessels for which we receive a commission of between 8% and 10% of the selling price.  We also provide assistance in arranging financing and insurance, sell extended service agreements and provide other services through our relationships with independent lenders, insurers and service providers.

As of December 31, 2005 we had 422 vessels with an aggregate offering price of $50,858,123 listed through our brokerages.  Both sales and listings were adversely affected during the three months ended December 31, 2005 by the 2004 Atlantic Hurricane Season and by higher fuel prices.  We expect that these conditions will continue for the foreseeable future.

Our income for the three months ended December 31, 2005 was $75,729.  This is an increase of $31,861 or 72.6% over income of $43,868 for the three months ended December 31, 2004 and resulted from an increase in the number of vessels sold, from 8 in the three months ended December 31, 2004 to 17 for the three months ended December 31, 2005, and an increase in total vessel sales from $459,500 for the three months ended December 31, 2004 to $895,384 in the three months ended December 31, 2005.  Income from other services also increased for the three month ended December 31, 2005.

General and administrative expenses for the three months ended December 31, 2005 were $396,449.  This substantial increase of $350,521 or 763% over general and administrative expenses for the three months ended December 31, 2004 is primarily the result of costs incurred in connection with the public offering of our common stock, increased administrative costs associated with the expansion of our broker network, and increased marketing costs from the addition of new geographic regions in the last year.  Depreciation expense and interest expense also increased for the three months ended December 31, 2005 compared to the same period in

2004 as a result of the increase in capital expenditures and increase in outstanding debt, respectively.

As a result of the increase in general and administrative expenses, we reported a loss of $323,958 for the three months ended December 31, 2005 compared to a net loss of $2,217 for the three months ended December 31, 2004.

Cash flows from operations were not sufficient to fund our requirements during the three months ended December 31, 2005.  To make up the short fall, we incurred $179,289 in additional indebtedness to banks and $171,731 in additional indebtedness to our stockholders.  Our current cash requirements are approximately $85,000 per month.  To conserve cash we have reduced salaries and benefits for management and salaried sales personnel and have frozen all increases in marketing and technology expenditures for the balance of fiscal year.  In addition, we commenced the sale of our common stock on February 7, 2006 to raise additional funds for working capital and other corporate purposes.  We believe that funds from operations and from the sale of our common stock will be sufficient to provide our requirements for the next 12 months.  If such sources are not adequate we may delay the introduction of new services, further curtail marketing or technology budgets, reduce employment levels or close some locations.

Item 3.  Controls and Procedures.

We have adopted and implemented disclosure controls and procedures consisting of the direct involvement of our principal executive officers in the day-to-day business operations and regular meetings between our President and Chief Executive Officer, Treasurer and Chief Financial Officer, outside auditor and outside counsel to review events and circumstances that could have a material effect on us or our controls and procedures.  The regular meetings are supplemented by special meetings of the knowledgeable persons whenever any individual believes that a discloseable event has occurred or a discloseable circumstance exists.  Immediately preceding the preparation of disclosure documents by us, all members of the management prepare and certify information relating to discloseable events and circumstances.  These controls and procedures are designed to insure that no one person has the absolute authority to prevent the disclosure of any event or circumstance without the knowledge of external auditor and legal counsel and to provide a reasonable assurance that all reportable information is recorded, processed, summarized and reported within the time periods specified by the Rules of the Securities and Exchange Commission.

Our management, with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report and measured their effectiveness based on the types of additional disclosures that were required and not previously made.  Based on that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer have concluded that all reportable information was recorded, processed, summarized and disclosed within the time periods required and that these disclosure controls and procedures are effective as of the end of the fiscal quarter covered by this report and our disclosure controls provide reasonable assurance that reportable events have been disclosed in a timely manner.

We have also adopted and implemented internal accounting policies and procedures that limit the personal authority of our employees engage in transactions without prior knowledge and authorization by our Board of Directors, require regular and periodic inventory and accounting for our assets, provide for the prompt entry of all transactions in our books and records qualified personnel, establish a division of accounting and treasury functions between personnel and restrict related parties from engaging in both accounting and treasury functions, and periodically verify the validity of our books and records through review of accounting entries by unrelated employees from different functional areas.  The implementation and review of these policies is under the direction of our Board of Directors, who periodically review the performance of our President and Chief Executive Officer, our Treasurer and Chief Financial Officer and our Controller and Chief Accounting Officer against the requirements of these controls.  These policies and procedures are designed to provide reasonable assurance regarding the reliability of financial statements and that all transactions are properly and timely reflected in our books, that receipts and expenditures are being made in accordance with authorizations of our management and our directors, and that any unauthorized acquisition, use or disposition of our assets will be promptly detected.  No changes have been made in our internal control over financial reporting during the fiscal quarter covered by this report that have had a material affect or are reasonably likely to have a material affect on our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our registration statement (Commission File No. 333-127597) relating to 750,000 shares of our common stock for $1.50 per share ($1,250,000 in the aggregate) became effective on February 7, 2006.  An offering of the shares covered by this registration statement commenced immediately and is continuing.  The following information is as of March 15, 2006:

	Shares	Amount

Aggregate Sold	19,668	$ 29,502
Underwriter Discounts and Expenses		-0-
Net Proceeds		$ 29,502

Use of Proceeds:
Working Capital		$ 29,502

None of the net proceeds were used for direct or indirect payments to directors or officers of the Company or their associates; to the owners of 10% or more of the outstanding stock of the Company, or to affiliates of the Company.

Item 6.  Exhibits.

Exhibit	Description

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

*  Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
Date: March 27, 2006	/s/ James G. Weller By: (Signature) Name: James G. Weller Title: Chief Executive Officer

/s/ Regina F. Weller By: (Signature) Name: Regina F. Weller Title: Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

*  Filed herewith