Form 10QSB
period 2006-03-31
Z YACHTS, INC.
filed 2006-05-10
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-127597

Z YACHTS, INC. (Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-2725030 (IRS Employer Identification No.)

5755 North Point Pkwy., Suite 53 Alpharetta, GA 30022 (Address of Principal Executive Offices)

(877) 885-1650 (Issuer’s Telephone Number, Including Area Code)
3598 Old Milton Pkwy Alpharetta, GA 30005 (Former Name, Former Address and Former Fiscal Year, if Changes Since Last Report)

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

As of May 1, 2006, there were outstanding 19,079,652 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [   ]  No [X]

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Z YACHTS, INC.

BALANCE SHEETS

	March 31, 2006 (unaudited)	September 30, 2005
ASSETS

Current assets
Cash	$ 42,007	$ 18,876
Accounts receivable	6,750	750
Other current assets	21,454	3,015

Total current assets	70,211	22,641

Fixed assets, net of accumulated depreciation of $2,686 and $1,059	18,860	10,947

TOTAL ASSETS	$ 89,071	$ 33,588

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Escrow liability	$ 167,601	$ 25,312
Accounts payable	66,791	36,298
Accounts payable – related parties	17,927	-
Loans from shareholders	221,336	18,479
Bank lines of credit	244,898	66,900
Other current liabilities	9,549	15,130

Total current liabilities	728,102	162,119

Stockholders’ Deficit

Common stock, $.001 par value, 50,000,000 shares authorized, 19,076,318 shares and 19,056,650 shares issued and outstanding	19,077	19,057
Additional paid in capital	755,166	725,685
Retained deficit	(1,413,274)	(873,273)

Total Stockholders’ Deficit	(639,031)	(128,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 89,071	$ 33,588

Z YACHTS, INC.

STATEMENTS OF OPERATIONS

Three and Six Months Ended March 31, 2006 and 2005

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2006	2005	2006	2005

Brokerage Income	$ 138,346	$ 50,594	$ 214,075	$ 94,462
General and administrative	350,633	46,563	748,709	98,959

Operating income (loss)	(212,287)	4,031	(534,634)	(4,497)

Other income (expense)
Other income	380	-	380	-
Other expense	-	(168)	-	(280)
Interest expense	(4,135)	(157)	(5,746)	(331)

Total other expense	(3,755)	(325)	(5,366)	(611)

Net income (loss)	$ (216,042)	$ 3,706	$ (540,000)	$ (5,108)

Basic and diluted income (loss) per share	$ (0.01)	$ 0.00	$ (0.03)	$ (0.00)

Weighted average shares Outstanding	19,065,288	18,011,111	19,060,921	18,005,495

Z YACHTS, INC.

STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2006 and 2005

(unaudited)

	2006	2005

Cash Flows From Operating Activities
Net loss	$ (540,000)	$ (5,108)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Imputed Interest	-	331
Depreciation expense	1,627	-
Changes in:
Other current assets	(18,439)	-
Accounts receivable	(6,000)	-
Escrow liability	142,289	11,880
Accounts payable	30,493	3,913
Accounts payable – related parties	17,927	-
Other current liabilities	(5,582)	-

Net Cash Provided By (Used In) Operating Activities	(377,685)	11,016

Cash Flows From Investing Activities
Purchase of fixed assets	(9,540)	-

Cash Flows From Financing Activities
Proceeds from shareholders’ loan	261,160	11,593
Payments on shareholders’ loans	(58,304)	(4,320)
Net change in lines of credit	177,998	-
Proceeds from sale of stock	29,502	-

Net Cash Provided By Financing Activities	410,356	7,273

Net change in cash	23,131	18,289
Cash at beginning period	18,876	63,081

Cash at end of period	$ 42,007	$ 81,370

Cash paid for:
Income taxes	$ -	$ -
Interest	5,746	-

Z YACHTS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Z Yachts, Inc. (“Z Yachts”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Z Yachts’ latest Annual Report filed with the SEC on Form SB-2.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2005, as reported in Form SB-2, have been omitted.

NOTE 2 – LOANS FROM SHAREHOLDERS

The shareholders advance money to Z Yachts on an as needed basis.

In December 2005, Z Yachts borrowed $150,000 from a shareholder.  The loan is due on demand or no later than June 30, 2006, bears 7.5% interest and is unsecured.

In January 2006, Z Yachts borrowed $25,000 from a shareholder.  The loan is due on demand or no later than June 30, 2006, bears no interest and is unsecured.

During the first six months of 2006, the majority shareholders advanced Z Yachts approximately $86,000 and Z Yachts repaid approximately $58,000.  These advances are due on demand and are unsecured.

NOTE 3 – BANK LINES OF CREDIT

Z Yachts opened a bank line of credit with Bank of America in September 2005.  Z Yachts may borrow up to $100,000 against the line of which $98,126 was borrowed as of March 31, 2006.  Interest is 8.75% per annum.  The line is secured by the personal guarantees of Z Yachts’ officers.

Z Yachts opened the following bank lines of credit in November 2005:

$125,000 line of credit from First Banking Center:  The line matures on November 16, 2006, bears interest of Prime plus 0.5% and is secured by the property and vehicle of one of the officers that was pledged on behalf of Z Yachts.  $123,409 was borrowed as of March 31, 2006.

$25,000 revolving line of credit from Washington Mutual:  The line is due on demand, bears interest of 9.25% and is secured by the personal guarantees of Z Yachts’ officers.  $23,363 was borrowed as of March 31, 2006.

NOTE 4 – COMMON STOCK

During the quarter ended March 31, 2006, Z Yachts sold 19,668 shares of its common stock for a total of $29,502 at $1.50 per share.

NOTE 5 – SUBSEQUENT EVENT

In April 2006, Z Yachts borrowed an additional $21,000 from a shareholder.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-QSB may include “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may”, “believe”, “expect”,  “intend”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors with respect to any such forward-looking statements include, but are not limited to, weather and climatic conditions, availability and desirability of previously owned recreational vessels, changes in the taxation of vessels and vessel transactions, fuel costs and the taxation of fuel for recreational use, as well as the availability of necessary personnel and general economic conditions within the United States.  The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein and in conjunction with the financial statements and notes thereto for the year ended September 30, 2005 as contained in our Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on January 25, 2006.

Our primary business is the brokerage sale of new and previously-owned recreational vessels for which we receive a commission of between 8% and 10% of the selling price.  We also provide assistance in arranging financing and insurance, sell extended service agreements and provide other services through our relationships with independent lenders, insurers and service providers.

As of March 31, 2006 we had 442 vessels with an aggregate offering price of $45,525,762 listed through our brokerages.  Both sales and listings were adversely affected during the six months ended March 31, 2006 by the 2005 Atlantic Hurricane Season and by higher fuel prices.  We expect that these conditions will continue for the foreseeable future.

Our brokerage income for the six months ended March 31, 2006 was $214,075.  This is an increase of $119,613, or 126%, over income of $94,462 for the six months ended March 31, 2005 and resulted from an increase in the number of vessels sold, to 36 in the six months ended March 31, 2006 from 20 for the six months ended March 31, 2005, and an increase in total vessel sales to $2,224,334 for the six months ended March 31, 2006 from $1,144,500 in the six months ended March 31, 2005.  Sales from other services also increased for the six months ended March 31, 2006.

General and administrative expenses for the six months ended March 31, 2006 were $748,709.  This substantial increase of $649,750, or 657%, over general and administrative expenses for the six months ended March 31, 2005 is primarily the result of costs incurred in connection with the public offering of our common stock, increased administrative costs associated with the expansion of our broker network, and increased marketing costs from the addition of new geographic regions in the last year.  Depreciation expense and interest expense also increased for the six months ended March 31, 2006 compared to the same period in 2004 as a result of the increase in capital expenditures and increase in outstanding debt, respectively.

As a result of the increase in general and administrative expenses, we reported a loss of $540,000 for the six months ended March 31, 2006 compared to a net loss of $5,108 for the six months ended March 31, 2005.

Cash flows from operations were not sufficient to fund our requirements during the six months ended March 31, 2006.  Our current cash requirements are approximately $85,000 per month.  Cash from operations contribute approximately $15,000 per month.  To make up the short fall, we incurred $178,000 in additional indebtedness to banks and $261,160 in additional indebtedness to our shareholders.  To conserve cash we have reduced salaries and benefits for management and salaried sales personnel and have frozen all increases in marketing and technology expenditures for the balance of fiscal year.  In addition, we commenced the sale of our common stock on February 7, 2006 to raise additional funds for working capital and other corporate purposes and have received $29,502 in proceeds from the sale of our common stock during the six months ended March 31, 2006.  We believe that funds from operations and the sale of our common stock will be sufficient to provide our requirements for the next 12 months.  If such sources are not adequate we may delay the introduction of new services, further curtail marketing or technology budgets, reduce employment levels or close some locations.

Item 3.  Controls and Procedures.

We have adopted and implemented disclosure controls and procedures consisting of the direct involvement of our principal executive officers in the day-to-day business operations and regular communication between our President and Chief Executive Officer, Treasurer and Chief Financial Officer, outside auditor and outside counsel to review events and circumstances that could have a material effect on us or our controls and procedures.  The regular communication is supplemented by direct access of the knowledgeable person to our outside counsel whenever any individual believes that a discloseable event has occurred or a discloseable circumstance exists.  Immediately preceding the preparation of disclosure documents by us, all members of the management prepare and certify information relating to discloseable events and circumstances.  These controls and procedures are designed to insure that no one person has the absolute authority to prevent the disclosure of any event or circumstance without the knowledge of external auditor and legal counsel and to provide a reasonable assurance that all reportable information is recorded, processed, summarized and reported within the time periods specified by the rules of the Securities and Exchange Commission.

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

We have also adopted and implemented internal accounting policies and procedures that limit the personal authority of our employees to engage in transactions without prior knowledge and authorization by our Board of Directors, require regular and periodic inventory and accounting for our assets, provide for the prompt entry of all transactions in our books and records by qualified personnel, establish a division of accounting and treasury functions between personnel and restrict related parties from engaging in both accounting and treasury functions, and periodically verify the validity of our books and records through review of accounting entries by unrelated employees from different functional areas.  The implementation and review of these policies is under the direction of our Board of Directors, who periodically review the performance of our President and Chief Executive Officer, our Treasurer and Chief Financial Officer and our Controller and Chief Accounting Officer against the requirements of these controls.  These policies and procedures are designed to provide reasonable assurance regarding the reliability of financial statements and that all transactions are properly and timely reflected in our books, that receipts and expenditures are being made in accordance with authorizations of our management and our directors, and that any unauthorized acquisition, use or disposition of our assets will be promptly detected.  No changes have been made in our internal control over financial reporting during the fiscal quarter covered by this report that have had a material effect or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our registration statement (Commission File No. 333-127597) relating to 750,000 shares of our common stock for $1.50 per share ($1,250,000 in the aggregate) became effective on February 7, 2006.  An offering of the shares covered by this registration statement commenced immediately and is continuing.  The following information is as of May 10, 2006:

	Shares	Amount

Aggregate Sold	19,668	$ 29,502
Underwriter Discounts and Expenses		-
Net Proceeds		$ 29,502

Use of Proceeds:
Working Capital		$ 29,502

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

(Registrant)
Date: May 15, 2006	/s/ James G. Weller By: (Signature) Name: James G. Weller Title: Chief Executive Officer

/s/ Regina F. Weller By: (Signature) Name: Regina F. Weller Title: Principal Financial Officer Principal Accounting Officer