Form 10QSB
period 2006-06-30
Z YACHTS, INC.
filed 2006-08-21
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[   ]

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 333-127597

Z YACHTS, INC. (Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-2725030 (IRS Employer Identification No.)

5755 North Point Pkwy., Suite 53 Alpharetta, GA 30005 (Address of Principal Executive Offices)

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

As of July 31, 2006, there were outstanding 19,081,652 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Z YACHTS, INC.

BALANCE SHEETS

 (unaudited)

	June 30, 2006	September 30, 2005
ASSETS

Current Assets
Cash	$ 13,912	$ 18,876
Accounts receivable	7,478	750
Prepaid expenses	9,363	3,015
Other current assets	8,836	-

Total current assets	39,589	22,641

Fixed assets, net of accumulated depreciation of $2,118 & $1,059 respectively	20,192	10,947

TOTAL ASSETS	$ 59,781	$ 33,588
	========	========
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Escrow liability	$ 79,246	$ 25,312
Accounts payable	74,059	36,299
Accounts payable – related parties	40,778	-
Sales tax payable	32,842	-
Loans from stockholders	391,931	18,479
Bank lines of credit	240,146	66,900
Other current liabilities	907	15,130

Total current liabilities	859,909	162,119

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, 50,000,000 shares authorized, 19,081,652 shares and 19,056,650 shares issued and outstanding	19,082	19,057
Additional paid in capital	763,162	725,685
Accumulated deficit	(1,582,372)	(873,273)

Total stockholders’ deficit	(800,128)	(128,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 59,781 ========	$ 33,588 ========

Z YACHTS, INC.

STATEMENTS OF OPERATIONS

Three and Nine Months Ended June 30, 2006 and 2005

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Brokerage Income	$ 213,524	$ 206,495	$ 427,599	$ 300,957
General and administrative	374,129	756,669	1,122,838	856,240
Loss on sale of asset	980	-	980	-

Net loss from operations	(161,585)	(550,174)	(696,219)	(555,283)

Other income (expense)
Other income	-	-	380	-
Interest expense	(7,513)	-	(13,259)	-

Total other expense	(7,513)	-	(12,879)	-

Net loss	$ (169,098)	$ (500,174)	$ (709,098)	$ (555,283)

Basic and diluted net loss per share	$ (0.01)	$ (0.03)	$ (0.04)	$ (0.03)

Weighted average shares Outstanding	19,073,029	18,824,165	19,067,509	18,278,385

Z YACHTS, INC.

STATEMENTS OF CASH FLOW

Nine Months Ended June 30, 2006 and 2005

(unaudited)

	2006	2005
Cash flows from operating activities
Net loss	$ (709,098)	$ (555,283)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Imputed Interest	-	838
Stock issued for services	-	350,000
Loss on sale of asset	980	-
Depreciation expense	1,627	-
Changes in:
Prepaid expenses and other current assets	(15,184)	(861)
Accounts receivable	(6,728)	(18,150)
Escrow liability	53,934	(37,915)
Accounts payable	37,760	4,428
Accounts payable – related parties	40,778	-
Other current liabilities	18,619	13,867

Net cash used in operating activities	(577,312)	(243,076)

Cash flows from investing activities
Purchase of fixed assets	(12,852)	(9,379)
Sale of fixed assets	1,000	-

Net cash used in investing activities	(11,852)	(9,379)

Cash flows from financing activities
Proceeds from shareholders’ loan	431,754	36,426
Payments on shareholders’ loans	(58,303)	(30,218)
Net change in lines of credit	173,247	-
Proceeds from sale of stock	37,502	384,650

Net cash provided by financing activities	584,200	390,858

Net change in cash	(4,964)	138,403
Cash at beginning period	18,876	63,081

Cash at end of period	$ 13,912	$ 201,484

Cash paid for:
Income taxes	$ -	$ -
Interest	10,013	-

Z YACHTS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Z Yachts, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Z Yachts’ latest Annual Report filed with the SEC on Form SB-2.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2005, as reported in Form SB-2, have been omitted.

NOTE 2 – LOANS FROM SHAREHOLDERS

The shareholders advance money to Z Yachts on an as needed basis.

In December 2005, Z Yachts borrowed $150,000 from a shareholder. This loan is due on demand or no later than June 30, 2006, bears 7.5% interest and is unsecured. This loan was amended to be due on December 31, 2006.

During the first six months of 2006, Z Yachts borrowed approximately $61,000 from two shareholders and repaid approximately $4,000. These loans are due on December 31, 2006, bear no interest and are unsecured.

During the first six months of 2006, the majority shareholders advanced Z Yachts approximately $221,000 and Z Yachts repaid approximately $54,000. These advances are due on demand and are unsecured.

NOTE 3 – BANK LINES OF CREDIT

Z Yachts opened a bank line of credit with Bank of America in September 2005. Z Yachts may borrow up to $100,000 against the line of which $95,223 was borrowed as of June 30, 2006. Interest is 10.75% per annum. The line is secured by the personal guarantees of Z Yachts’ officers.

Z Yachts opened the following bank lines of credit in November 2005:

•

$125,000 line of credit from First Banking Center: The line matures on November 16, 2006, bears interest of Prime plus 0.5% and is secured by the property and vehicle of one of the officers that was pledged on behalf of Z Yachts. $122,008 was borrowed as of June 30, 2006.

•

$25,000 revolving line of credit from Washington Mutual: The line is due on demand, bears interest of 9.25% and is secured by the personal guarantees of Z Yachts’ officers. $22,915 was borrowed as of June 30, 2006.

NOTE 4 – COMMON STOCK

During the nine months ended June 30, 2006, Z Yachts sold 25,002 shares of common stock for $37,502.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-QSB may include “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, “may”, “believe”, “expect”,  “intend”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors with respect to any such forward-looking statements include, but are not limited to, weather and climatic conditions, availability and desirability of previously owned recreational vessels, changes in the taxation of vessels and vessel transactions, fuel costs and the taxation of fuel for recreational use, as well as the availability of necessary personnel and general economic conditions within the United States.  The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein and in conjunction with the financial statements and notes there to for the year ended September 30, 2005 as contained in our Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on January 25, 2006.

Our primary business is the brokerage sale of new and previously-owned recreational vessels for which we receive a commission of between 8% and 10% of the selling price.  We also provide assistance in arranging financing and insurance, sell extended service agreements and provide other services through our relationships with independent lenders, insurers and service providers.

As of June 30, 2006 we had 322 vessels with an aggregate offering price of $34,512,341 listed through our brokerages.  Both sales and listings were adversely affected during the nine months ended June 30, 2006 by the 2005 Atlantic Hurricane Season and by higher fuel prices.  We expect that these conditions will continue for the foreseeable future.

Our brokerage income for the nine months ended June 30, 2006 was $427,599.  This is an increase of $126,642 or 42.1% over income of $300,957 for the nine months ended June 30, 2005 and resulted from an increase in the number of vessels sold, from 56 in the nine months ended June 30, 2005 to 89 for the nine months ended June 30, 2006, and an increase in total vessel sales from $3,809,225 for the nine months ended June 30, 2006 to $5,240,334 in the nine months ended June 30, 2005.  Income from other services also increased for the nine months ended June 30, 2006.

General and administrative expenses for the nine months ended June 30, 2006 were $1,122,838.  This substantial increase of $266,598 or 31.1% over general and administrative expenses of $856,240 for the nine months ended June 30, 2006 is primarily the result of costs incurred in connection with the public offering of our common stock, increased administrative costs associated with the expansion of our broker network, and increased marketing costs from the addition of new geographic regions in the last year.  Depreciation expense and interest expense also increased for the nine months ended June 30, 2006 compared to the same period in 2005 as a result of the increase in capital expenditures and increase in outstanding debt, respectively.

As a result of the increase in general and administrative expenses, we reported a loss of $709,098 for the nine months ended June 30, 2006 compared to a net loss of $555,283 for the nine months ended June 30, 2005.

Cash flows from operations were not sufficient to fund our requirements during the nine months ended June 30, 2006.   Our current cash requirements are approximately $85,000 per month. To make up the short fall, we incurred $173,247 in additional indebtedness to banks and $431,754 in additional indebtedness to our shareholders during the nine months ended June 30, 2006. To conserve cash we have reduced salaries and benefits for management and salaried sales personnel and have frozen all increases in marketing and technology expenditures for the balance of fiscal year.  In addition, we commenced the sale of our common stock on February 7, 2006 to raise additional funds for working capital and other corporate purposes.  We believe that funds from operations and from the sale of our common stock will be sufficient to provide our requirements for the next 12 months.  If such sources are not adequate we may delay the introduction of new services, further curtail marketing or technology budgets, reduce employment levels or close some locations.

Item 3.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.

Management has evaluated, with the participation of our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

We identified deficiencies in our internal controls and disclosure controls related to the accounting for stock issued for cash and sales of fixed assets. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our registration statement (Commission File No. 333-127597) relating to 750,000 shares of our common stock for $1.50 per share ($1,250,000 in the aggregate) became effective on February 7, 2006.  An offering of the shares covered by this registration statement commenced immediately and is continuing.  The following information is as of June 30, 2006:

	Shares	Amount

Aggregate Sold	25,002	$ 37,502
Underwriter Discounts and Expenses		-0-
Net Proceeds		$ 37,502

Use of Proceeds:
Working Capital		$ 37,502

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

(Registrant)
Date: August 21, 2006	/s/ James G. Weller By: (Signature) Name: James G. Weller Title: Chief Executive Officer

/s/ Regina F. Weller By: (Signature) Name: Regina F. Weller Title: Chief Financial Officer Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

* Filed herewith