Form 10KSB
period 2006-09-30
Z YACHTS, INC.
filed 2007-01-16
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 333-127597

Z YACHTS, INC. (Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-2725030 (IRS Employer Identification No.)

638 Main St., Lake Geneva, WI 53147 (Address of Principal Executive Offices)

(877) 885-1650 (Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No [    ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]   No [ X ]

State issuer’s revenue for its most recent fiscal year:  $561,887

The aggregate market value of the issuer’s voting and non-voting common stock held by non-affiliates computed by reference to the price of $1.50 at which the common stock was sold was $1,634,477 as of September 30, 2006.

As of September 30, 2006, the registrant had 19,089,651 shares of common stock outstanding, $.001 par value per share.

Documents incorporated by reference: None.

Transitional small business disclosure format: Yes [ X ]   No [    ]

TABLE OF CONTENTS

PART I

Item 1.

Description of Business

Item 2.

Description of Property

Item 3.

Legal Proceedings

Item 4.

Submission of Matters to a Vote of Security Holders

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Item 7.

Financial Statements

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.

Controls and Procedures

Item 8B.

Other Information

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Item 10.

Executive Compensation

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.

Certain Relationships and Related Transactions

Item 13.

Exhibits

Item 14.

Principal Accountant Fees and Services

Signatures

i

PART I

In this annual report references to “Z Yachts,” “we,” “us,” and “our” refer to Z Yachts, Inc.

Forward Looking Statement

The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to expectation, belief, estimation, intent, anticipation, development, trial, contingency and statements as to our future results of operations, the progress of our research and product development programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, and the potential market opportunities. These statements relate to events and/or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the industry in which it operates to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and those described elsewhere in this report.

In some cases, you can identify forward-looking statements by the Company's use of terms such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." These factors may cause the Company's actual results to differ materially from any forward-looking statement.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company does not intend to update any of the forward-looking statements after the date of this report to conform prior statements to actual results.

ITEM 1.  DESCRIPTION OF BUSINESS

Z Yachts, Inc. (the “Company”) is the successor of a limited liability company founded in December 2002 in the state of Florida.  Our corporate offices are maintained at 638 Main St., Lake Geneva, WI 53147. Z Yachts is a full-service brokerage company that serves both recreational boaters and the marine industry. Our primary business is the brokerage sale of new and previously-owned recreational vessels for which we receive a commission of between 8% and 10% of the selling price. Z Yachts offers an extremely large selection of pre-owned yachts, cruisers, houseboats, sport-fishers, high performance and ski boats.

We believe we are the largest marine brokerage-only network in the United States, offering new and pre-owned boats with approximately 17 contract brokers located in 12 states.  We represent more than $24 million in pre-owned boats and one manufacturer of new vessels.  Each of our brokers is trained in our proprietary sales methods and supported by our national marketing presence and our internal information systems.  We also provide centralized closing and documentation services in connection with vessel purchases and assist purchasers in arranging vessel financing, extended service contracts and insurance through our relationship with independent lenders, service providers and brokers.

U.S. Recreational Boating Industry

The recreational boating industry in the United States generated approximately $35 billion in retail sales in 2005, including the sales of new and previously owned boats, marine products such as engines, equipment and accessories, and related expenditures such as fuel, insurance, docking, storage and repairs.  In 2005, the sales of traditional powerboats (outboard, stern-drive and inboard) totaled $14.7 billion, which included $8.1 billion relating to the sale of more than one million pre-owned powerboats.  Sales growth of recreational boats has outpaced U.S. economic growth, increasing an average of 8% annually since 1997 compared to a 3.4% average annual increase in the Gross Domestic Product during the same period.  The number of purchasers has consistently grown since 1997 primarily because the “baby boom” generation is reaching the age where they have time, health and money for boating.  The trend is expected to continue for a number of years.

The purchase of a new or pre-owned vessel is the largest recreational purchase made by many individuals.  Both the decision to purchase a vessel and the size and cost of the vessel are significantly affected by general economic factors, consumer confidence levels, tax laws, fuel prices, weather, and the amount of disposable income available to the purchaser.  Most pre-owned boat purchasers are in the 35 to 54 age group and have median incomes of $50,000 to $75,000 per year.  New boat buyers tend to be slightly older and have median incomes of $75,000 to $99,000 per year.  On average, a boat owner will purchase or sell a boat every 36 months nationwide and every 18 months in Florida.

The market for both new and pre-owned boats is highly seasonal with approximately 67% of all sales occurring during the primary boating season from April 1 to September 30 of each year.  As a result, inventories of new and previously owned vessels tend to be greater and to have slower turnover during the out of season months and supplies of both new and pre-owned vessels tends to be more restricted during the boating season.  In addition, weather and climatic factors can have significant impacts on the commencement, duration and end of the primary boating season and the supply and availability of pre-owned vessels.  Hurricanes, tornados and other extreme weather can reduce the number of pre-owned vessels available for sale in a particular market and a late spring or early winter can reduce the length of the primary boating season.

Most new boats are sold by dealers that have a contractual relationship with one or more manufacturers.  Larger and custom-built vessels may be purchased directly by the purchaser from the shipyard or through a representative of the shipyard and frequently will include the involvement of a naval architect or other professional to advise and assist the purchaser in preparing specifications for the vessel based on its intended use and the purchaser’s taste and preference.  Some large vessels are built by the shipyard on a production or semi-production basis and are sold through dealers that assist the purchaser in specifying power-plant options and other finishing items.  Smaller vessels are frequently completed by the manufacturer with only a minimum amount of options that may be specified by the purchaser.  There has been some recent effort to consolidate the fragmented and regional new boat dealer market by MarineMax, Inc. and other companies.  New boat dealers will generally maintain a facility at which they store an inventory of new boats and provide maintenance and repair services for the manufacturers they represent.  Many dealers are authorized by accessory manufacturers to sell and install instruments, accessory equipment and other items on the new boats they sell and may provide assistance to the purchaser in arranging transportation, insurance or financing for the vessels they sell.  If a new boat dealer offers pre-owned vessels, the operation is frequently conducted on a limited basis with respect to boats that have been accepted in trade or which a purchaser must sell to purchase a new boat.

The pre-owned marine industry remains highly fragmented and localized.  It includes over 1,500 independent marine brokers and 4,000 boat dealers, most of which operate in a single market and provide varying degrees of merchandising, professional management and customer service.  In most cases, the seller of a pre-owned vessel will either attempt to sell his boat directly or list his vessel with a local broker, who acts as the agent of the seller to market a vessel in exchange for a commission of 10% of the selling price.  Most brokers operate only in a single market or a few closely related markets.  To reach a larger population of potential purchasers, many pre-owned vessels are listed by the brokers in widely-distributed publications or in Internet listing services.  Because of the limited areas and size of most brokerages, brokers may find it difficult to provide the level of service that sellers and purchasers have come to expect or have the resources to commit to a nationwide marketing campaign.

Z Yachts

We believe we are the largest brokerage-only merchandiser of recreational watercraft in the United States.  Our network consists of 17 contract marine brokers with locations in 12 states and aggregate brokerage listings of more than $24 million.  We believe the next largest company engaged primarily in brokerage operations is United Yacht Sales, Inc. with approximately 30 brokers located primarily in Florida.  The following table contains information on each of our brokers as of December 31, 2006:

		Pre-Owned Vessels		New Vessels
Broker	Location	Number	Listed Value	Number	Listed Value

Kelly Chancey	Duluth, Georgia	19	$1,199,400	-	-
Arnold J. Cross	Houston, Texas	10	945,400	7	$1,824,851
Beau Farris	Killen, Alabama	26	2,817,698	1	$160,000
DeAnna Lyons	Chicago, Illinois	29	3,210,394	-	-
Donald Helbich	New Bern, North Carolina	16	2,452,800	-	-
Gary Zeller	Holly Springs, North Carolina	19	1,805,300	-	-
James Seith	Lake Geneva, Wisconsin	14	1,180,397	-	-
Jason Eck	Lake Geneva, Wisconsin	4	402,900	-	-
Patrick Scoggin	Discovery Bay, California		-	-	-
Peter Stecher	Amherst, New York	30	2,664,413	-	-
Pierre Y. Fourtot	Tamarac, Florida	3	136,300	-	-
Justin Barnes	Charleston, South Carolina	-	-	-	-
Richard Brock	Shelby, Michigan	14	1,814,300	-	-
John Kelly	Janesville, Wisconsin	-	-	-	-
Nathan Moore	Williamsburg, Michigan	-	-	-	-
Scott Schwertfager	Duluth, Georgia	5	461,895	-	-
Dave & Julia Sims	Columbus, Ohio	39	5,588,590	-	-

TOTALS		228	$24,679,787	8	$1,984,851

Our business is based on a strong local presence in the major boating centers of the United States coupled with a national brand affiliation resulting from the national advertising of the “Z Yachts” brand, active participation in all recognized professional associations, such as the Yacht Brokers Association of America, and prominent exhibition at both local and national boat shows and trade events.  Since each of our brokers concentrates on a single local market, they gain vital information on the economics, types of vessels available for sale, and preferences of the customers in the local market.  This information is communicated to our other brokers through our efficient information management system to increase the geographic sales area for listings in the local area and broaden the search area for vessels sought by customers within that locale.  In addition, a local presence encourages development of strong relationships with the local boating community and participation in local events which furthers our national brand identity.  We support our local brokers with innovative brokerage practices, including flexible listings, participation in commissions, national marketing, uniform branding, information systems, proprietary sales training, and centralized administrative services.

Flexible Listing.  Traditional marine brokers require the seller of a vessel to sign an exclusive listing agreement that provides for the payment of a 10% commission on the sale of the vessel regardless of who locates a buyer.  Our brokers offer a flexible listing arrangement in which they work with the owner to determine the method of marketing for each vessel and provides for three listing alternatives.

•

An “open listing” permits the owner to list the vessel with other brokers or sell the vessel independently.  If our broker produces a buyer for the vessel our broker receives a 10% commission.  Otherwise our broker receives no commission.  This type of listing permits the owner to sell his boat directly or through other brokers without the obligation to pay a commission to us.

•

A “restricted listing” permits the owner to list the vessel independently but does not allow listing with other brokers.  If our broker or any other broker produces a buyer for the vessel our broker receives a 9% commission, which may be split with any co-broker.  Otherwise our broker receives no commission.  This type of listing permits the owner to sell his boat directly without the obligation to pay a commission to us.

•

An “exclusive listing” requires the payment of an 8% commission to us regardless of who produces a buyer for the vessel.

Participation in Commissions.  Each of our independent brokers participates in the commissions that they generate at rates depending on their individual circumstances.  Independent brokers retain anywhere from 50% up to 100% of the commissions they generate but must pay all costs of the local operation, including local advertising and professional affiliations.

National Marketing.  Although boats are listed locally, we provide each vessel listed by our brokers with national market exposure through print and electronic media.  We maintain a comprehensive listing of all listings on our web site at www.zyachts.com and list selected vessels on two multiple listings and 12 other online boat advertising sites, which provide our listings to over 700 member brokers.  In addition, we purchase large display ads featuring selected listings in major boating publications, including Boat and Yacht Trader each month and attend most major boat shows throughout the year to disseminate our listings in new boating communities.  As a result of our nationwide exposure, which incorporates 16 websites we currently advertise on, over 1.2 million boat shoppers view at least one of our listed vessels each month, we receive a new listing on average each day, and we complete one transaction on average every three business days, which equated to 107 transactions in 2006.

Uniform Branding. All of our brokers, advertising, and other operations are branded with the “Z” logo.  We also offer logo accessories and clothing to further enhance our brand identification and promote the uniform branding of our brokers by attendance at major boat shows and sponsorship of local boating events.  Our brokers benefit from national exposure but continue to have only local responsibility.

Information Systems. Information about each vessel listed by our brokers is made available to all of our brokers through a centralized broker support system.  This system includes details of the vessel that are not readily available to individuals or other brokers over the Internet or print advertising and facilitates the sale of a vessel throughout our broker network.  In addition, the broker support system contains information utilized to streamline other centralized activities such as closing services, documentation, financing and insurance, and provides tools to measure the performance of each broker.

Sales Training.  Each of our brokers is trained on our proprietary sales system, “Six Steps to a Guaranteed Sale”, which provides proven sales techniques and maintains client satisfaction in every transaction.  This sales training includes specific timeframes and activities to ensure that each vessel is listed at the highest reasonable offering price and to include the vessel owner in the important decisions about how to sell his or her boat.  No other brokerage provides a similar sales training program.

Centralized Administration.  Many local brokers find it difficult to manage the time necessary to list, market and show vessels with the time necessary to close and document transactions.  Moreover, the documentation necessary to finance, insure and transfer ownership of a vessel can be complex and requires specialized knowledge to complete properly.  We perform these functions for our brokers using specially trained independent contractors to assist purchasers in locating financing and insurance, preparing United States Coast Guard (USGC) documentation and completing the transaction.  Our contractors also assist in arranging transportation, marine surveys and other ancillary services, freeing our brokers to focus on listing and selling boats.

Products and Services

We presently offer new and previously owned recreational boats and related marine products including trailers and marine financing and insurance services.

Pre-Owned Boats.  Our primary business is the brokerage listing, marketing and sale of pre-owned vessels, for which we receive commissions.  Although any vessel may be sold through brokerage, the ideal vessels for brokerage sale are between 25’ and 100’ in length and have a resale value of between $35,000 and $350,000.  Smaller vessels are frequently sold directly from the owner to the new purchaser and larger vessels have an extremely limited market.  Since we act as a broker in each transaction, we do not own an inventory of pre-owned vessels and do not incur the cost of acquiring, maintaining or storing the pre-owned vessels we offer or the cost of maintaining a show room or other large facility.  Accordingly, our ability to be successful in the sale of pre-owned boats depends upon the ability of our brokers to list high quality vessels at attractive prices and to identify qualified purchasers for vessels listed by us or others.  We introduced a national pre-owned certification program which is offered only on vessels listed by our brokers and guarantees that each certified pre-owned boat has passed a rigorous inspection and provides extended protection against failure of most mechanical parts.  We believe that this certification program will enhance the value and salability of vessels listed by our brokers and will result in a greater number of listings by, and an increase in turnover for, our brokers.  This program is offered without cost to a listing owner but the owner is required to repair or replace any systems that do not pass inspection.  Warranty coverage is provided by a third party insurer and funded either by us or the selling owner at the time of sale.

New Boats.  We have entered brokerage agreements with the manufacturers of selected limited production new boats that permit us to sell new vessels using the same broker network that sells pre-owned vessels.  These arrangements permit us to offer a new vessel alternative to traditional brokerage clients and also allow us to introduce small volume boats in markets that cannot sustain a dealership operation.  Each line of new vessels is assigned a product manager to coordinate orders between the selling broker and the manufacturer and work directly with the manufacturer to validate all listing specifications, warranty, and other information about each vessel.  The following table lists information about each line of new vessels we offer in our Manufacturer Direct Program:

Manufacturer	Description	Price Range

Dehler Sailing	Limited production sailing vessels from 29 to 47 feet	$100,000 - $490,000

Trailers.  We have an agreement with Performance Trailers that allows our brokers to sell new trailers for vessels that do not come equipped with a trailer.  Such sales are based on the suggested manufacturer’s retail price and dealer discounts.

Financing.  We act as a reseller of marine loans for a national lender under an arrangement that permits us to take loan applications from qualified borrowers and quote interest rates and terms based on guidelines provided by the lender.  The lender makes all credit decisions and funds all loans directly.  We receive compensation based on the difference between the wholesale interest rate established by the lender and the rate specified in the loan.  We also act as a commissioned referral source for eBoatLoans.com and Marine Finance.

Insurance.  We presently assist purchasers of boats to identify sources and complete applications for marine insurance.  We receive a marketing fee from the insurance broker for this service.  We are not presently authorized to act as a broker for marine insurance and refer all marine insurance to qualified brokers.  We may offer marine insurance brokerage services in the future subject to licensing requirements.

Planned Expansion

The pre-owned brokerage market in the United States is highly fragmented.  We intend to acquire additional brokers, and their related listings and customer base, in selected yacht basins.  As of September 30, 2006, we had approximately 17 contract brokers located in 12 states. We are currently recruiting brokers in all areas where we have experienced turnover (Arkansas, Maryland, Massachusetts, Minnesota, Missouri, Tennessee and Virginia) or where there is no coverage. Our primary focus will be to acquire a presence in California, Oregon, Washington, and other high-end, well established recreational boating markets not served by our present brokers.  We will look for markets with  access to a large recreational boating community, a large population of existing recreational vessels, and attractive boating demographics.

Competition

The recreational boating industry is characterized by numerous suppliers and multiple sources of products and services.  As a result we face intense competition for qualified purchasers, quality brokerage vessels, high visibility advertising and exhibition space, and the other requirements of our business.  We believe that our established network, local representation in key boating markets across the country, attractive listing alternatives, brand identity, and efficient information and support systems are significant advantages in obtaining both qualified customers and quality brokerage vessels.  Our national brand identification and sponsorship activities make it easier for us to obtain advertising and exhibition space.

We compete primarily with single location boat dealers and brokers in each market.  Most of these facilities rely on their one location or boat shows to produce their sales and do very little national marketing to promote sales of pre-owned vessels.  In certain areas, we compete with large dealers and large national chains that also have brokerage operations.  These dealers have substantial financial, marketing and other resources.  No individual broker or dealer has a dominant position in any market.

Employees

In addition to our three executive officers, we also rely on 17 independent brokers located in 12 states with whom we have contractual relationships relating to the use of our system and services.  Each of our brokers represents our listings exclusively and may offer boats listed by other brokers only as our representative.

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate office is maintained at 638 Main St., Lake Geneva, WI 53147. Prior to this location we were located at North Point Pkwy, Suite 53, Alpharetta, GA  30022, an office the Company closed in August of 2006.  Our Wisconsin office is in good condition, and we believe that this facility is adequate to meet our current needs and is sufficient to conduct our operations.

In addition to the Wisconsin office, our affiliated brokers operate out of their homes or facilities leased by them.  We have no responsibility for such facilities.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2006 fiscal year.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Market Information

There is no established public trading market for our Common Stock and a regular trading market may not develop, or if it does develop, may not be sustained.  A stockholder, therefore, may not be able to resell his or her Common Stock should he or she desire to do so when eligible for public resale.  Furthermore, it is unlikely that a lending institution will accept our Common Stock as pledged collateral for loans unless a regular trading market develops.  An application for trading on the Over-the-Counter Bulleting Board has been filed on our behalf by Public Securities, Inc.  However, we can provide no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

Holders of Our Common Stock

As at September 30, 2006, we had thirty-three (33) registered holders of our common stock. We have no equity based compensation plans or outstanding options or warrants.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.  There are no present loan agreements or other agreements that impose any restrictions on the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of the most recently completed fiscal year we did not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Reports to Stockholders

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will file periodic reports, proxy statements, and other information with the United States Securities and Exchange Commission.  We will send an annual report to stockholders containing audited financial statements whether or not we hold an annual meeting of stockholders.

RECENT SALES OF UNREGISTERED SECURITIES

During April 2005, the Company issued a total of 18,000,000 shares of common stock to its founders as a result of the conversion of a privately held limited liability company to a corporation and represent their respective interests in the Company’s predecessor.  These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 145.  No registration rights were granted to the founders. The 18,000,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act.

Also during April 2005, the Registrant issued a total of 1,056,650 shares to several investors and a consultant for services rendered in transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933 because:

•

None of these transactions involved underwriters, underwriting discounts or commissions;

•

All shares were restricted from further sale or transfer by restrictive legends and applicable stop transfer instructions;

•

No sales were made by general solicitation or advertising;

•

Sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment; and

•

All investors either had a previous relationship with the Registrant or were given the opportunity to obtain any additional information.

Registration Agreements and Sale of Our Common Stock Under Rule 144

As of September 30, 2006, there are1,072,028 shares of our Common Stock held by non-affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities.  In addition, there were 18,000,000 shares of our Common Stock held by affiliates.  None of such shares are presently eligible for sale under Rule 144 and we do not have any agreement with any of the foregoing stockholders to register any such shares.

Penny Stock Considerations

Our shares will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the “Commission” or the “SEC”) relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•

Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

•

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of investors to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

In addition, various state securities laws impose restrictions on transferring penny stocks.

Unregistered Sales of Equity Securities and Use of Proceeds.

Our registration statement (Commission File No. 333-127597) relating to 750,000 shares of our common stock for $1.50 per share ($1,250,000 in the aggregate) became effective on February 7, 2006.  An offering of the shares covered by this registration statement commenced immediately and is continuing.  The following information is as of September 30, 2006:

	Shares	Amount

Aggregate Sold	33,001	$ 49,501
Underwriter Discounts and Expenses		-0-
Net Proceeds		$ 49,501

Use of Proceeds:
Working Capital		$ 49,501

During the first quarter of fiscal 2007, the Company sold 7,376 shares of its common stock to several investors at $1.50 per share for total cash proceeds of $11,064.

None of the net proceeds were used for direct or indirect payments to directors or officers of the Company or their associates; to the owners of 10% or more of the outstanding stock of the Company, or to affiliates of the Company.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATION

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding our future financial performance, business strategy, milestones, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed in this section under the heading "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements including milestones. Most of these factors are difficult to predict accurately and are generally beyond our control. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

Z Yachts, Inc. was initially formed as a limited liability company in the State of Florida on December 3, 2002.  Z Yachts, LLC was converted to a corporation, Z Yacht, Inc. on April 8, 2005 in the State of Nevada.  Z Yachts is a full-service brokerage company that serves both recreational boaters and the marine industry. Our primary business is the brokerage sale of new and previously-owned recreational vessels for which we receive a commission of between 8% and 10% of the selling price. Z Yachts offers an extremely large selection of pre-owned yachts, cruisers, houseboats, sport-fishers, high performance and ski boats. Since our formation our network has grown to include 17 contract marine brokers with locations in 12 states and aggregate brokerage listings of more than $24 million.

We also provide assistance in arranging financing and insurance, sell extended service agreements and provide other services through our relationships with independent lenders, insurers and service providers.

The resale of pre-owned vessels is highly seasonal and significantly affected by general economic factors, tax laws, fuel prices, and weather.  The resale industry is highly fragmented and characterized by numerous local participants in each local market with little national market presence.  We believe we are the largest brokerage-only merchandiser of recreational vessels.

We intend to continue the acquisition or expansion of our operations into other recreational markets as opportunities become available.  We also intend to diversify our sources of revenue by offering additional services relating to purchasing and owning pre-owned vessels.

Comparison of the Year Ended September 30, 2006 with the Year Ended September 30, 2005

As of September 30, 2006, we had 234 vessels with an aggregate offering price of $26,924,424 listed through our brokerages.  Both sales and listings were adversely affected during the twelve months ended September 30, 2006 by the 2005 Atlantic Hurricane Season and by higher fuel prices.  We expect that these conditions will continue for the foreseeable future.

Our brokerage income for the twelve months ended September 30, 2006 was $557,794.  This is an increase of $186,857 or 50% over income of $370,937 for the twelve months ended September 30, 2005 and resulted from an increase in the number of vessels sold, from 76 in the twelve months ended September 30, 2005 to 107 for the twelve months ended September 30, 2006, and an increase in total vessel sales from $ $5,301,315 for the twelve months ended September 30, 2005 to $6,451,833 in the twelve months ended September 30, 2006.

Income from other services also increased for the twelve months ended September 30, 2006 to $4,803 compared to $0 for the twelve months ended September 20, 2005.

General and administrative expenses for the twelve months ended September 30, 2006 were $1,247,848.  This increase of $16,341 or .01% over general and administrative expenses of $1,231,507 for the twelve months ended September 30, 2006 is primarily the result of costs incurred in connection with the public offering of our common stock, increased administrative costs associated with our broker network and increased marketing costs.  Depreciation expenses for the twelve months ended September 30, 2006 were $6,098.  This is an increase of $5,039 over depreciation expenses of $1,059 for the twelve months ended September 30, 2005. Interest expense also increased for the twelve months ended September 30, 2006 compared to the same period in 2005 as a result of the increase in capital expenditures and increase in outstanding debt, respectively.

As a result of the increase in general and administrative expenses, we reported a loss of $736,990 for the twelve months ended September 30, 2006 compared to a net loss of $862,793 for the twelve months ended September 30, 2005.

Commitments and Contingencies

The Company had three office leases.  One was for office space under an eighteen-month operating lease which began in May 2005 for $1,415 per month.  The second was for office space under a twelve-month operating lease which began in May 2005 for $700 per month.  The third lease was for office space under a twelve-month operating lease signed in September 2005 which began in October 2005 for $1,590 per month.

Z Yachts terminated all of its office leases in 2006 and no rental commitments existed as of the year-end. Z Yachts’ principal office now is in the office of Z Yachts’ president pursuant to a verbal agreement on a rent-free month-to-month basis.

Rent expense was $28,602 and $10,575 for fiscal 2006 and 2005, respectively.

Liquidity and Capital Resources

As of September 30, 2006, we had total current assets of $22,447 consisting of cash only.

We had total current liabilities of $839,574 consisting of escrow liability of $20,200 relating to deposits received from buyers in connection with pending sales, accounts payable to related parties of $48,365, accounts payable of $53,756, accrued expenses of $52,753, loan from shareholders of $416,984 and a bank line of credit of $247,516. Accrued expenses consisted of sales tax payable and commissions to brokers.

We had negative working capital of $817,127 as of September 30, 2006. The ratio of current assets to current liabilities was 3% as of September 30, 2006.

Cash used in operating activities during the fiscal year ended September 30, 2006 was $613 199. It consisted of the following items: net loss of $736,990, imputed interest of $10,605, depreciation expense of $6,098, donation of a fixed asset of $1,615, loss from the sale of fixed asset of $2,374. Cash flows from operations also consisted of changes in: accounts receivable of $750, prepaid expense of $3,515, an escrow liability of $5,112, accounts payable of $17,458, accounts payable to related parties of $48,865 and accrued expenses of $37,623.

Cash flows from operations were not sufficient to fund our requirements during the twelve months ended September 30, 2006. Our current cash requirements are approximately $61,000 per month. To make up the short fall, we incurred $180,616 in additional indebtedness to banks and $ $398,505 in additional indebtedness to our shareholders during the twelve months ended September 30, 2006.

Net cash used in investing activities during the fiscal year ended September 30, 2006, consisting of property and equipment purchases of $12,852 and proceeds from the sale of fixed assets of $1,000.

Net cash provided by financing activities was $628,622 for fiscal 2006, consisting of proceeds from shareholders’ loans of $470,132, repayments of shareholders’ loans of $71,627, bank line of credit of $180,616 and shares issued or cash of $49,501.

To conserve cash we no longer pay salaries and benefits for management and have frozen all increases in marketing and technology expenditures.  In addition, we commenced the sale of our common stock on February 7, 2006 to raise additional funds for working capital and other corporate purposes.  For the next 12 months of operations we believe that cash flow from operations will be sufficient to fund our present operating requirements.  In the event that funds from operations or the proceeds from this offering are insufficient, we will seek additional and utilize available lines of credit or additional loans from our stockholders to fund any deficiency, delay or curtail planned expansion or further curtail marketing or technology budgets.  We presently have available $2,484 in committed unused credit facilities.

At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain markets, terminate contract brokers, terminate certain services, or close locations to conserve cash for continued operation

Plan of Operations for the Year Ending September 30, 2007

We intend to expand both the scope of our existing operations and to add new products and services during the year ending September 30, 2007.

Since September 30, 2004 we have expanded our broker network by adding brokers in the Tennessee River Valley, Coastal Alabama, Gulf Coast Florida, Eastern Michigan and Ohio areas. Our future efforts will be focused on expanding our brokerage territory, particularly in the West Coast and Great Lakes area, contracting with 10 or more existing brokers operating in those areas.  By contracting with existing brokers we are able to reduce the time and cost required to establish a local presence.  In addition, we will continue to seek new manufacturers to participate in the Manufacturer Direct Program for sales of new vessels.  We estimate that our planned expansion will require between $125,000 and $450,000 in expenses relating to contracting additional brokers and improvements of information systems during 2007.

We have initiated a certified pre-owned boat program that includes a multiple-point inspection of mechanical, electrical and structural systems and provides protection against pre-mature failure of certain components.  This program is available only to boats listed by our brokers.  It is expected to increase the saleability of certified vessels, attract additional vessels for listing and reduce the time between listing and sale.  This new product is expected to require approximately $75,000 in additional costs relating to advertising and product documentation during 2007.

Other new products we expect to introduce or expand in 2007 include: consulting and referral services to assist purchasers in obtaining financing and insurance for boats they purchase; the sale of extended warranty products provided by third party insurers; booking crewed and bareboat charters; brokerage of transportation and commissioning services; and preparation and filing of vessel documentation.  We anticipate a cost of between $75,000 and $200,000 to develop and market these services.

Risks Factors

The reader should carefully consider each of the risks described below.  If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline significantly.

Our financial condition and results of operations raise substantial doubt about our ability to continue as a going concern.  As of September 30, 2006, we have an accumulated stockholders’ deficit of $804,415, including an accumulated operating deficit of $1,610,263.  In addition, we incurred an operating loss for the year ended September 30, 2005 of $736,990.  Our ability to continue as a going concern is dependent upon our ability secure additional funding and attaining profitable operations.  We do not have any commitments and have not identified sources of additional funding and we cannot assure you that we will be able to attain or maintain profitable operation.  These conditions raise substantial doubt as to our ability to continue as a going concern.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We may incur debt to finance continued operation. We may borrow money from our executive management or third persons to fund our operations.  If indebtedness is incurred, a portion of our cash flow from operations will be dedicated to the payment of interest and principal payments on our indebtedness and the lenders may be granted a security interest in our assets.  There is no assurance that our cash flows will be sufficient to fund total debt service requirements in the future.

Our sales are seasonal.  Our business is highly seasonal, with seasonality varying in different geographic markets. During the previous year, the average gross sales for the quarterly periods  ended March 31, June 30, September 30, and December 31 were 22%, 45%, 17%, and 16%, respectively, of our annual sales.  Our results of operations in any fiscal quarter are not indicative of our operating results for the full year.  See “Description of Business – U.S. Recreational Boating Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our sales may be adversely affected by tornados, hurricanes and other severe weather.  Sales at each location can be adversely affected by hurricanes, tornados, and other severe weather that disrupts normal operations, destroys inventories of pre-owned vessels or otherwise has an adverse effect on the market for pre-owned vessels where they strike.  Such conditions are generally localized, have a limited impact on overall performance, and are mitigated by our continued operation in unaffected areas and the sale of replacement vessels.  In addition, they may create an offsetting demand for replacement vessels.   Such weather conditions cannot be predicted.  See “Description of Business – U.S. Recreational Boating Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our business may be adversely affected by unusual climate conditions.  Our sales can be adversely affected by unusual climate conditions, such as a later than normal spring or an earlier than normal winter, that affect the length of our peak sales season and the demand for vessels during the peak selling season.  Such climate conditions can have a serious effect on our performance because they may affect many locations simultaneously and do not generate additional opportunities for sale of replacement vessels.  Such climate conditions cannot be predicted.  See “Description of Business – U.S. Recreational Boating Industry”.

We have a short operating history from which to evaluate our prospects.  We were founded in 2002 as a Florida limited liability company.  Our operations are subject to the risks inherent in the establishment of a new business enterprise including the ability to attract and retain management and operating personnel, availability of adequate financing, management of daily operations, implementation of communication and control systems, and acceptance of new business methods.  We do not have an adequate history of operations from which to evaluate our performance.  See “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We are subject to competition from dealers and other brokers.  We compete with numerous large and small companies to sell pre-owned vessels, including local brokerages and the brokerage

division of new yacht dealers.   Many of these competitors provide other services and may have a greater presence in critical yachting markets or have greater financial resources and name recognition than we do.  See “Description of Business - Competition”.

We are dependent upon certain key officers and employees.  Our success is dependent upon the expertise and management decisions of James Weller, Chief Executive Officer and President; Gina Weller, Chief Financial Officer and Secretary; and Jason Eck, Chief Operating Officer.  Our Florida Yacht Broker License is held individually by James Weller d/b/a Z Yachts.  The loss of services of any one of these officers could adversely affect our financial condition and results of operations.  See “Directors, Executive Officers, Promoters, and Control Persons”.

Our Board of Directors is not independent.  We do not have independent members of our Board of Directors or an Audit Committee or Compensation Committee of our Board of Directors.  There is a potential conflict in that the members of the Board of Directors will be solely responsible for establishing the compensation paid to themselves as officers and will be responsible for selecting and compensating the auditor that will review our financial records, which they are responsible for preparing.  See “Directors, Executive Officers, Promoters, and Control Persons”.

There is no market for shares of our Common Stock and there is no assurance that a market will develop.  There has been no public market for our Common Stock.  We intend to obtain a trading symbol and a market maker has applied for admission of our Common Stock for trading on the Over-the-Counter Bulletin Board.  However, there can be no assurance that the application will be approved or, if approved, that an active trading market will develop and continue or that the market price of Common Stock will not decline below the initial public offering price.  We anticipate that any market that develops will be limited, highly volatile, and will lack liquidity.  The volatility of the market could adversely affect the market price of our Common Stock and our ability to raise equity in the public markets.  These fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of our Common Stock.  See “Market for Common Equity and Related Stockholder Matters”.

The relationship between Public Securities, Inc. and Public Company Management Corp. could result in a conflict of interest.  We have retained Public Securities, Inc. to apply for admission of our stock to trade on the Over-the-Counter Bulletin Board and to make a market in our stock.  The owner of Public Securities, Inc. serves as an advisory director of Public Company Management Corp., the parent corporation of GoPublicToday.com, Inc., who we have retained to provide consulting services relating to compliance with securities laws.  It is possible that such relationship could result in a conflict of interest that could give our market maker access to non-public information about us or adversely affect their ability to make a market in our stock.  See “Plan of Distribution”.

The application of the “Penny Stock Regulations” could adversely affect the future price of the Common Stock.  Our Common Stock will be deemed a penny stock.  Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market.  The “penny stock rules” impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, the “penny stock rules” require the delivery prior to the transaction, of a disclosure schedule prescribed by the United States Securities and Exchange Commission relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.  Consequently, the “penny stock rules” may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our Common Stock in the secondary market.  See “Description of Securities”.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

   Z Yachts, Inc.

   Lake Geneva, WI

We have audited the accompanying balance sheet of Z Yachts, Inc. as of September 30, 2006 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years  ended September 30, 2006 and 2005. These financial statements are the responsibility of Z Yachts’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Yachts as of September 30, 2006 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Z Yachts will continue as a going concern. As discussed in Note 2 to the financial statements, Z Yachts has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

December 11, 2006

Z YACHTS, INC.

BALANCE SHEET

September 30, 2006

ASSETS

Cash

$     22,447

Fixed assets, net of accumulation depreciation of $5,018

11,712

--------------

TOTAL ASSETS

$     34,159

========

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Escrow liability

$     20,200

Accounts payable – related parties

48,365

Accounts payable

53,756

Accrued expenses

52,753

Loan from shareholders

416,984

Bank line of credit

247,516

--------------

Total current liabilities

839,574

--------------

Commitments and contingencies

-

Stockholders’ deficit:

Common stock, $.001 par value, 50,000,000 shares

  authorized, 19,089,651 shares issued and outstanding

19,090

Additional paid-in capital

785,758

Retained deficit

(1,610,263

)

--------------

Total stockholders’ deficit

(805,415

)

--------------

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

$     34,159

========

See accompanying summary of accounting policies

and notes to financial statements.

Z YACHTS, INC.

STATEMENTS OF OPERATIONS

Years Ended September 30, 2006 and September 30, 2005

2006

2005

--------------

--------------

Revenues:

  Brokerage income

$   557,794

$   370,937

  Other fee income

4,083

-

--------------

--------------

  Total revenues

561,877

370,937

--------------

--------------

Operating expenses:

  General & administrative expenses

1,247,848

1,231,507

  Depreciation expense

6,098

1,059

--------------

--------------

  Total operating expenses

1,253,946

1,232,566

--------------

--------------

Operating loss

(692,069

)

(861,629

)

--------------

--------------

Other expenses:

  Interest expense

(42,547

)

(1,164

)

  Loss from sale of fixed assets

(2,374

)

-

--------------

--------------

  Total other expenses

(44,921

)

(1,164

)

--------------

--------------

Net loss

$ (736,990

)

$ (862,793

)

========

========

Basic and diluted loss per share

$       (0.04

)

$       (0.05

)

Weighted average common shares

  outstanding

19,072,028

18,269,151

See accompanying summary of accounting policies

and notes to financial statements.

Z YACHTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended September 30, 2006 and September 30, 2005

Common Stock

Additional

Retained

Paid-in

Shares

Par

Capital

Deficit

Total

--------------

------------

--------------

----------------

--------------

Balances, 09/30/04

18,000,000

$   18,000

$    (14,077)

$      (10,480)

$      (6,557)

Shares issued:

 - for cash

556,650

557

389,098

-

389,655

 - for services

500,000

500

349,500

-

350,000

Imputed interest

-

-

1,164

-

1,164

Net loss

-

-

-

(862,793)

(862,793)

--------------

------------

--------------

----------------

--------------

Balances, 09/30/05

19,056,650

19,057

725,685

(873,273)

(128,531)

Shares issued:

 - for cash

33,001

33

49,468

-

49,501

Imputed interest

-

-

10,605

-

10,605

Net loss

-

-

-

(736,990)

(736,990)

--------------

------------

--------------

----------------

--------------

Balances, 09/30/06

19,089,651

$   19,090

$   785,758

$ (1,610,263)

$  (805,415)

========

=======

========

=========

========

See accompanying summary of accounting policies

and notes to financial statements.

Z YACHTS, INC.

STATEMENTS OF CASH FLOWS

Years Ended September 30, 2006 and September 30, 2005

2006

2005

--------------

--------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$  (736,990

)

$  (862,793

)

Adjustments to reconcile net loss To

  net cash used in operating activities

  Imputed interest

10,605

1,164

  Depreciation expense

6,098

1,059

  Donation of fixed asset

1,615

-

  Loss from sale of fixed assets

2,374

-

  Shares issued for services

350,000

  Changes in:

    Accounts receivable

750

(750

)

    Prepaid expense

3,515

(3,015

)

    Escrow liability

(5,112

)

(26,086

)

    Accounts payable

17,458

30,771

    Accounts payable – related parties

48,865

-

    Accrued expenses

37,623

15,132

--------------

--------------

NET CASH USED IN OPERATING ACTIVITIES

(613,199

)

(494,518

)

--------------

--------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of fixed assets

(12,852

)

(12,006

)

  Proceeds from sale of fixed assets

1,000

-

--------------

--------------

NET CASH USED IN INVESTING ACTIVITIES

(11,852

)

(12,006

)

--------------

--------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from shareholders’ loans

470,132

39,442

  Repayments on shareholders’ loans

(71,627

)

(33,678

)

  Net change in bank line of credit

180,616

66,900

  Shares issued for cash

49,501

389,655

--------------

--------------

NET CASH PROVIDED BY FINANCING ACTIVITIES

628,622

462,319

--------------

--------------

NET CHANGE IN CASH

3,571

(44,205

)

Cash balance, beginning

18,876

63,081

--------------

--------------

Cash balance, ending

$     22,447

$     18,876

========

========

See accompanying summary of accounting policies

and notes to financial statements.

Z YACHTS, INC.

STATEMENTS OF CASH FLOWS, Continued

Years Ended September 30, 2006 and September 30, 2005

2006

2005

--------------

--------------

Supplemental disclosure:

Income taxes paid

$               -

$               -

Interest paid

42,547

-

See accompanying summary of accounting policies

and notes to financial statements.

Z YACHTS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Z Yachts, LLC was initially formed as a limited liability company in the State of Florida on December 3, 2002. Z Yachts, LLC was converted to a corporation, Z Yachts, Inc., on April 8, 2005 in the State of Nevada.  Z Yachts is a full-service brokerage company that serves both recreational boaters and the marine industry. Z Yachts offers an extremely large selection of pre-owned yachts, cruisers, houseboats, sport-fishers, high performance and ski boats.

Reclassifications.  Certain prior year amounts have been reclassified to confirm with the current year presentation.

Use of Estimates in Financial Statement Preparation.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents.  For purposes of the statement of cash flows, Z Yachts considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of September 30, 2006.

Allowance for Doubtful Accounts.  Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.  There was $0 allowance for doubtful accounts as of September 30, 2006.

Property and Equipment.  Property and equipment is valued at cost.  Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to seven years.

Income Taxes.  Prior to April 8, 2005, Z Yachts was a limited liability company whereby federal and state income taxes were not payable by, or provided for.  Members of Z Yachts were taxed individually on their share of partnership earnings.  From April 8, 2005 going forward, Z Yachts recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Z Yachts provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Revenue Recognition.  Z Yachts recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  This typically occurs at closing and the title is transferred from seller to buyer.

Impairment of Long-Lived Assets.  Z Yachts reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  Z Yachts assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Advertising Costs. Advertising costs are expensed as incurred.  Advertising costs were $42,335 and $19,880 for the years ended September 2006 and 2005, respectively.

Basic and Diluted Net Income (Loss) per Share.  The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended September 30, 2006 and 2005, there were no dilutive securities.

Recently issued accounting pronouncements.  In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.

Z Yachts does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Z Yachts results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Z Yachts has a working capital deficit of $817,127 and a shareholders' deficit of $805,415 as of September 30, 2006.  These conditions raise substantial doubt as to Z Yachts ability to continue as a going concern.  Management has plans to raise additional capital through sales of its common stock and to obtain additional loans from the shareholders or other financial institutions. The financial statements do not include any adjustments that might be necessary if Z Yachts is unable to continue as a going concern.

NOTE 3 – ESCROW LIABILITY

Escrow liability at September 30, 2006 consists of deposits received from buyers in connection with pending sales.

NOTE 4 – LOANS FROM SHAREHOLDERS

The shareholders advance money to Z Yachts on an as-needed basis.  The advances are due on demand, bear no interest and are unsecured.  Imputed interest of 8% was recorded as a contribution to capital for 2006 and 2005.

NOTE 5 – BANK LINE OF CREDIT

Bank line of credit consists of the following:

$100,000 revolving line of credit with Bank of America, bears interest at 10% per annum and secured by the personal guarantees of the officers	$$99,958

$125,000 line of credit with First Banking Center matures on November 17, 2007, bears interest at 7.5% per annum and is secured by the property and vehicle of one of the officers that was pledged on behalf on the company	125,000

$25,000 revolving line of credit with Washington Mutual, bears interest at 10.75% and is secured by the personal guarantees of the officers	22,558
--------------
Total	$247,516

NOTE 6 – INCOME TAXES

Prior to April 8, 2005, Z Yachts was a limited liability company whereby federal and state income taxes were not payable by, or provided for.  Members of Z Yachts were taxed individually on their share of partnership earnings.

From April 8, 2005 going forward, Z Yachts uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During fiscal 2006, Z Yachts incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,200,000 at September 30, 2006, and will expire between 2025 and 2026.

At September 30, 2006, deferred tax assets consisted of the following:

Deferred tax assets

    Net operating losses

$       420,000

    Less: valuation allowance

(420,000)

-----------------

Net deferred tax assets

$                   -

==========

NOTE 7 – COMMITMENTS

Z Yachts had three office leases.  One is for office space under an eighteen-month operating lease which began in May 2005 for $1,415 per month.  The second is for office space under a twelve-month operating lease which began in May 2005 for $700 per month.  The third lease is for office space under a twelve-month operating lease signed in September 2005 which will begin in October 2005 for $1,590 per month.

Z Yachts terminated all of its office leases in 2006 and no rental commitments existed as of the year-end. Z Yachts’ principal office now is in the office of Z Yachts’ president pursuant to a verbal agreement on a rent-free month-to-month basis.

Rent expense was $28,602 and $10,575 for fiscal 2006 and 2005, respectively.

NOTE 8 – COMMON STOCK

During fiscal 2006, Z Yachts sold 33,001 shares of its common stock to several investors at $1.50 per share for total cash proceeds of $49,501.

NOTE 9 – SUBSEQUENT EVENTS

During the first quarter of fiscal 2007:

 - Z Yachts borrowed $16,988 from its shareholders. These loans are due on demand, bear no interest and are unsecured.

 - Z Yachts repaid $2,600 to its shareholders.

 - Z Yachts sold 7,376 shares of its common stock to several investors at $1.50 per share for total cash proceeds of $11,064.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with, our independent accounting firm for the years ended September 30, 2005 and 2006.

ITEM 8A.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report has been made known to her in a timely fashion related to the accounting for stock issued for cash and sales of fixed assets. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended September 30, 2006, Malone & Bailey, PC identified this deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

ACT

The Board of Directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director is elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal.  Our directors and executive officers are set forth below.

Name	Age	Positions
James G. Weller	37	Director, Chief Executive Officer and President
Regina F. Weller	39	Director, Chief Financial Officer and Secretary
Jason C. Eck	35	Director, Chief Operating Officer

James G. Weller.  Mr. Weller has served as Director and Chief Executive Officer since April, 2005 and President (including our predecessor Z Yachts LLC) since December, 2002.  Mr. Weller was formerly President of Weller Consulting, a business and software consulting firm (May 1996-November 2002); and a Senior Consultant for SAP America, a software and management-consulting firm (May 1992-April 1996).  Mr. Weller earned his business degree in 1991 from Florida State University and currently holds a Florida Yacht Salesperson License (since 2003) and Florida Yacht Broker License (since March 2005).  Mr. Weller is married to Regina F. Weller, a director and our Chief Financial Officer and Secretary.

Regina F. Weller.  Mrs. Weller has served as Director and Secretary since April, 2005 and Chief Financial Officer (including our predecessor Z Yachts LLC) since December, 2002.  Mrs. Weller was formerly a business consultant of Weller Consulting, a business and software consulting firm (June 2001-January 2005); and a consultant with Harp Consulting, LLC, a business-consulting firm (March 1995-July 2001).  Mrs. Weller earned her accounting/MIS degree in 1988 from the University of Southern Mississippi, a Certificate of Financial Planning in 2001 from Florida State University, and obtained her Georgia real estate license and Certified Estate Counselor certification in 2001.  Mrs. Weller is married to James G. Weller, a director and our Chief Executive Officer and President.

Jason C. Eck.  On June 30, 2006, Mr. Eck was also elected and named as the Director of Operations and as a Director for the Company.  Mr. Eck served as the Chief Operating Officer of the Company (including our predecessor Z Yachts LLC) from November 2002 to May 2006, and also as a Director of the Company from April 2005 to May 2006.  Mr. Eck owned and operated his own oil change business called Speedy XChange based in Lake Geneva Wisconsin from November 2001 through December 2002. Formerly, Mr. Eck was involved with the development planning and management for RemJak Real Estate (October 1986-November 2001) and general manager of Lake Geneva Charter Service (May 1988-June 1996).  Mr. Eck earned his degree in International Business from St. Norberts University in 1992.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and greater than ten-percent beneficial owners of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers.  Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Board Committees

We have no audit committee or compensation committee or other board committee performing equivalent functions and no director serves as an audit committee financial expert because of the limited number of employees and lack of independent directors.  All functions of the audit committee and compensation committee are performed by the full Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to us during the two fiscal years ended by our Chief Executive Officer. None of our other executive officers received $100,000 or more of compensation in any fiscal year represented in the table.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary $	Stock Awards $	All Other Compensation	Total $
James Weller President & CEO	2006 2005	$ 18,458.34 $ 80,000.00	- -	- -	$ 18,458.34 $ 80,000.00

(1)

Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.

Employment Contracts

On May 1, 2005, we entered employment agreements with Mr. James G. Weller to act as our Chief Executive Officer, Mrs. Gina F. Weller to act as our Chief Financial Officer and Mr. Jason C. Eck as our Chief Operating Officer (“Employment Agreements”).  Effective June 1, 2006, each of the three executive officers provided the Company with notice to terminate the Employment Agreements they entered into on May 1, 2005. Pursuant to the terms of the termination agreements, each executive officer represented that the Company did not owe any amounts under the Employment Agreements as of the effective date of termination, June 1, 2006.

Each of the Employment Agreements was for the period from May 1, 2005 until December 31, 2008 and provided that we would pay Mr. Weller, Mrs. Weller and Mr. Eck a base salary as set forth below during each of the periods.

January 1, 2006 to December 31, 2006

$125,000

January 1, 2007 to December 31, 2007

$130,000

January 1, 2008 to December 31, 2008

$135,000

In addition, the Employment Agreements provided for the payment of incentive bonuses of up to 100% of base compensation to each of our executive officers depending on achievement of goals set by the Board of Directors.  No incentive bonuses will be paid for the year ended September 30, 2006 and the Board of Directors has not established performance goals for the year ending September 30, 2007.

Although the Employment Agreements with our three executive officers are no longer in effect, Mr. Weller, Mrs. Weller and Mr. Eck continue to provide the services agreed to therein. The decision to terminate the Employment Agreements was made to conserve cash for operations. At a future date, dependent upon favorable market demand and stable revenues, the Company may renegotiate with Mr. Weller, Mrs. Weller and Mr. Eck for compensation for their services subject to approval by the Board of Directors.

Board Compensation

Members of our Board of Directors do not receive cash compensation for their services as directors but are reimbursed for their expenses incurred in connection with their attendance at any meeting.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, our directors, our executive officers, and our executive officers and directors as a group.  There are no arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the United States Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.  Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our Common Stock listed below have sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Position	Shares of Common Stock Owned	Percentage of Issued and Outstanding Common Stock Before Offering	Percentage of Issued and Outstanding Common Stock After Offering(1)

James G. Weller (2) 638 Main St., Lake Geneva, WI 53147	President, Chief Executive Officer and director	12,000,000	62.97%	60.59%

Gina F. Weller (2) 638 Main St., Lake Geneva, WI 53147	Chief Financial Officer, Secretary and director	12,000,000	62.97%	60.59%

Jason C. Eck 638 Main St., Lake Geneva, WI 53147	Chief Operating Officer, Vice President and director	6,000,000	31.49%	30.29%

All officers and directors as a group		18,000,000	94.46%	90.88%

(1)

Assumes that all shares offered are sold.

(2)

James G. Weller and Gina F. Weller are married.  The amount of shares set forth above for each includes 6,000,000 shares owned by the other.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 8, 2005, we converted from a privately held limited liability company organized under the laws of the State of Florida to a privately held corporation organized under the laws of the State of Nevada.  As a result of that re-organization, our founders and owners, Mr. James G. Weller, Mrs. Regina F. Weller, and Mr. Jason C. Eck, became our executive officers, directors and principal stockholders.  Each of our founders received 6,000,000 shares of our Common Stock for their interest in our predecessor entity and previous services in our creation and growth. At the time of the reorganization, such stock had a nominal real value because we did not have significant assets or cash flow and any value was substantially dependent on the efforts of such persons.

In April 2005, we completed the private placement of 556,650 shares of our Common Stock with 14 investors in exchange for an aggregate investment of $389,655.  All of the investors in the private placement were relatives or close business associates of Mr. and Mrs. Weller or Mr. Eck.

Also in April 2005, we issued 500,000 shares of our Common Stock to GoPublicToday.com, Inc. pursuant to a consulting agreement.  Our agreement with GoPublicToday.com, Inc. was amended and replaced in January 2006 with an agreement between us and Public Company Management Corp., the parent corporation of GoPublicToday.com, Inc. and Public Company Management Services, Inc.  Under the new agreement GoPublicToday.com, Inc. will provide consulting services and advice relating to the self-distribution of our stock in a registered public offering and Public Company Management Services, Inc. will provide consulting services and advice relating to compliance with reporting and corporate governance requirements.

Our corporate office is maintained at 638 Main St., Lake Geneva, WI 53147. The office building, owned by RemJak, whose principal owner is Mr. Eck’s mother, is provided to us on a rent-free basis.

ITEM 13.  EXHIBITS

Exhibit	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for the last two fiscal years by our principal accountant, Malone & Bailey, PC in connection with the audit of our financial statements and other professional services rendered by that firm.

2006

2005

Audit fees

$ 24,505

$ 14,650

Audit-related fees

0

0

Tax fees

0

0

All other fees

0

0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for in the other categories.

Audit Committee Pre-approval Policies

We do not have an audit committee currently serving, and as a result, our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 15, 2007	/s/ James G. Weller By: (Signature) Name: James G. Weller Title: President and Chief Executive Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 15, 2007	/s/ James G. Weller By: (Signature) Name: James G. Weller Title: President and Chief Executive Officer

/s/ Regina F. Weller By: (Signature) Name: Regina F. Weller Title: Chief Financial Officer and Principal Accounting Officer