Form 10QSB
period 2006-12-31
Z YACHTS, INC.
filed 2007-02-20
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2006

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
5755 North Point Pkwy., Suite 53 Alpharetta, GA 30022 (Former Name, Former Address and Former Fiscal Year, if Changes Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [X]

As of December 31, 2006, there were outstanding 19,097,027 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Z YACHTS, INC.

BALANCE SHEETS

(unaudited)

December 31,

September 30,

2006

2006

-----------

-----------

ASSETS

  Cash

$    13,932

$    22,447

  Fixed assets, net accumulated depreciation

    of $5,017 and $6,197, respectively

10,532

11,712

-----------

-----------

TOTAL ASSETS

$    24,464

$    34,159

===========

===========

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

  Escrow liability

$    12,500

$    20,200

  Accounts payable

41,128

53,757

  Accounts payable – related parties

56,198

48,365

  Accrued expenses

60,958

52,753

  Loans from stockholders

433,387

416,984

  Bank lines of credit

248,405

247,516

-----------

-----------

Total current liabilities

852,576

839,575

-----------

-----------

Stockholders’ deficit:

  Common stock, $.001 par value, 50,000,000 shares

    authorized, 19,097,027 and 19,089,654 shares

    issued and outstanding

19,097

19,090

  Additional paid in capital

802,167

785,758

  Accumulated deficit

(1,649,376

)

(1,610,264

)

-----------

-----------

Total stockholders’ deficit

(828,112

)

(805,416

)

-----------

-----------

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

$    24,464

$    34,159

===========

===========

Z YACHTS, INC.

STATEMENTS OF OPERATIONS

Three Months Ended December 31, 2006 and 2005

(unaudited)

2006

2005

-----------

-----------

Brokerage income

$    46,294

$    75,729

Expenses

  General and administrative

69,029

396,449

  Depreciation expense

1,180

1,627

  Interest expense

15,197

1,611

-----------

-----------

Net loss

$   (39,112

)

$  (323,958

)

===========

===========

Basic and diluted loss per share

$     (0.00

)

$     (0.02

)

Weighted average shares outstanding

19,095,401

19,056,650

Z YACHTS, INC.

STATEMENTS OF CASH FLOWS

Three Months Ended December 31, 2006 and 2005

(unaudited)

2006

2005

-----------

-----------

Cash Flows From Operating Activities:

  Net loss

$   (39,112

)

$  (323,958

)

  Adjustments to reconcile net loss to net cash

    provided by operating activities:

    Depreciation expense

1,180

1,627

    Imputed interest

5,352

-

    Changes in:

Prepaid expenses

-

(8,767

)

Escrow liability

(7,700

)

88,286

Accounts payable

10,131

28,750

Accounts payable – related parties

7,833

5,918

Other current liabilities

(14,553

)

(10,563

)

-----------

-----------

  Net Cash Used In Operating Activities

(36,869

)

(218,707

)

-----------

-----------

Cash Flows From Investing Activities:

  Purchases of fixed assets

-

(24,540

)

-----------

-----------

  Net Cash Used In Investing Activities

-

(24,540

)

-----------

-----------

Cash Flows From Financing Activities:

  Proceeds from sale of stock

11,062

-

  Net change in lines of credit

889

179,289

  Proceeds from shareholders’ loans

19,003

187,551

  Payments on shareholders’ loans

(2,600)

(15,820)

-----------

-----------

  Net Cash Provided By Financing Activities

28,354

351,020

-----------

-----------

Net change in cash

(8,515

)

107,773

Cash at beginning of period

22,447

18,876

-----------

-----------

Cash at end of period

$    13,932

$   126,649

===========

===========

Supplemental disclosure:

Income taxes paid

$         -

$         -

Interest paid

15,197

-

Z YACHTS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Z Yachts, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Z Yachts’ latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB, have been omitted.

NOTE 2 – COMMON STOCK

During the three months ending December 31, 2006, Z Yachts sold 7,376 shares of its common stock to several investors at $1.50 per share for total cash proceeds of $11,062.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-QSB may include “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may”, “believe”, “expect”,  “intend”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors with respect to any such forward-looking statements include, but are not limited to, weather and climatic conditions, availability and desirability of previously owned recreational vessels, changes in the taxation of vessels and vessel transactions, fuel costs and the taxation of fuel for recreational use, as well as the availability of necessary personnel and general economic conditions within the United States.  The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein and should be read in conjunction with the audited financial statements and notes thereto contained in Z Yachts’ latest Annual Report filed with the SEC on Form 10-KSB.

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

As of December 31, 2006 we had 231 vessels with an aggregate offering price of $26,664,638 listed through our brokerages.  Both sales and listings were adversely affected during the three months ended December 31, 2006 by the winter season and by higher fuel prices.  We expect that higher fuel prices will continue for the foreseeable future.

Our brokerage income for the three months ended December 31, 2006 was $46,294.  This is a decrease of $29,435, or 39%, over income of $75,729 for the three months ended December 31, 2005 and resulted from a decrease in the number of vessels sold, to 9 in the three months ended December 31, 2006 from 17 for the three months ended December 31, 2005, and a decrease in total vessel sales to $494,550 for the three months ended December 31, 2006 from $895,885 in the three months ended December 31, 2005.

General and administrative expenses for the three months ended December 31, 2006 were $69,029.  This substantial decrease of $327,420, or 83%, over general and administrative expenses of $396,449 for the three months ended December 31, 2005 is primarily the result of the winding up of expenses associated with the public offering of our common stock, a decrease in administrative costs associated with the reduction of our broker network costs, and decreased marketing costs from the decline of new geographic regions added to our broker network.

Depreciation expenses for the three months ended December 31, 2006 were $1,180.  This is a decrease of $447 over depreciation expenses of $1,627 for the three months ended December 31, 2005. Interest expense increased for the three months ended December 31, 2006 to $15,197 compared to $1,611 for the same period in 2005 as a result of an increase in outstanding debt.

As a result of the decrease in general and administrative expenses, we reported a net loss of $39,112 for the three months ended December 31, 2006 compared to a net loss of $323,958 for the three months ended December 31, 2005.

Commitments and Contingencies

Z Yachts terminated all of its office leases in 2006 and no rental commitments existed as of the year-end. Z Yachts’ principal office now is in the office of Z Yachts’ president pursuant to a verbal agreement on a rent-free month-to-month basis.

Rent expense was $11,899 for the three months ended December 31, 2006 and $3,970 for the three months ended December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2006, we had total current assets of $13,932, consisting of cash only.

We had total current liabilities of $852,576, consisting of escrow liability of $12,500 relating to deposits received from buyers in connection with pending sales, accounts payable of $41,128, accounts payable to related parties of $56,198, accrued expenses of $60,958, loan from shareholders of $433,387 and a bank line of credit of $248,405. Accrued expenses consisted of sales tax payable and commissions to brokers.

We had negative working capital of $838,644 as of December 31, 2006. The ratio of current assets to current liabilities was 2% as of December 31, 2006.

Cash flows from operations were not sufficient to fund our requirements during the three months ended December 31, 2006.  Our current cash requirements are approximately $30,000 per month.  Cash from operations contributes approximately $20,000 per month.  To make up the short fall, we incurred a net of $889 in additional indebtedness to banks and $19,003 in additional indebtedness to our shareholders.

Net cash provided by financing activities was $28,354 for three months ended December 31, 2006, consisting of proceeds from shareholders’ loans of $19,003, repayments of shareholders’ loans of $2,600, bank line of credit of $889 and shares issued for cash of $11,062.

Based upon our substantial accumulated losses since inception of $1,649,376, including a loss of $39,112 for the three months ended December 31, 2006, working capital deficiency of $838,644 and stockholders' deficit of $828,112 at December 31, 2006, our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

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

At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain markets, terminate contract brokers, terminate certain services, or close locations to conserve cash for continued operation.

Item 3.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e) as of December  31, 2006, have concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Specifically, we identified deficiencies in our internal controls and disclosure controls related to the accounting for stock issuances, accounting for related party loans and the financial statements preparation.

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

The management of the Company, with the participation of the principal executive officer and principal financial officer, has concluded there were no significant changes in the Company's internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our registration statement (Commission File No. 333-127597) relating to 750,000 shares of our common stock for $1.50 per share ($1,250,000 in the aggregate) became effective on February 7, 2006.  An offering of the shares covered by this registration statement was completed, effective February 1, 2007.  The following information is as of February 1, 2007:

	Shares	Amount

Aggregate Sold	40,377	$ 60,566
Underwriter Discounts and Expenses		-
Net Proceeds		$ 60,566

Use of Proceeds:
Working Capital		$ 60,566

None of the net proceeds were used for direct or indirect payments to directors or officers of the Company or their associates, to the owners of 10% or more of the outstanding stock of the Company, or to affiliates of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We have not submitted a matter to a vote of our shareholders during the first quarter of the 2007 fiscal year.

Item 5. Other Information

None.

Item 6.  Exhibits.

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

(Registrant)
Date: February 20, 2007	/s/ James G. Weller By: (Signature) Name: James G. Weller Title: Chief Executive Officer

/s/ Regina F. Weller By: (Signature) Name: Regina F. Weller Title: Principal Financial Officer Principal Accounting Officer