Form 10QSB
period 2007-03-31
Z YACHTS, INC.
filed 2007-05-21
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007

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

As of March 31, 2007, there were outstanding 19,097,027 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Z YACHTS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31,
	2007	September 30,
	(unaudited)	2006
Assets
Cash	$ 32,657	$ 22,447
Other current assets	396	-
Total current assets	33,053	22,447

Fixed assets, net of accumulated depreciation
of $7,855 and $6,197, respectively	8,875	11,712
Total Assets	$ 41,928	$ 34,159

Liabilities and Stockholder's Deficit
Escrow liability	$ 29,895	$ 20,200
Accounts payable	38,649	53,757
Accounts payable - related parties	53,810	48,365
Accrued Expenses	63,720	52,753
Loans from stockholders	454,188	416,984
Bank lines of credit	248,296	247,516
Total current liabilities	888,558	839,575

Stockholders' deficit
Common stock, $.001 par value, 50,000,000 shares
authorized, 19,097,027 and 19,089,651 shares
issued and outstanding	19,097	19,090
Additional paid in capital	802,168	785,758
Accumulated deficit	(1,667,895)	(1,610,264)
Total stockholders' deficit	(846,630)	(805,416)

Total liabilities and stockholders' deficit	$ 41,928	$ 34,159

Z YACHTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Six Months Ended March 31, 2007 and 2006

(unaudited)

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2007	2006	2007	2006

Brokerage income	$ 77,357	$ 138,346	$ 123,651	$ 214,075

Operating expenses
General and administrative	94,306	350,633	163,335	748,709
Depreciation expense	1,658	-	2,838	-
Total operating expenses	95,964	350,633	166,173	748,709

Net operating loss	(18,607)	(212,287)	(42,522)	(534,634)

Other income/(expense)
Interest expense	(9,912)	(4,135)	(25,109)	(5,746)
Other income	-	380	-	380
Gain on sale of asset held for investment	10,000	-	10,000	-
Total other income/(expense)	88	(3,755)	(15,109)	(5,366)

Net loss	$ (18,519)	$ (216,042)	$ (57,631)	$ (540,000)

Basic and diluted loss per share	$ -	$ (0.01)	$ -	$ (0.03)

Weighted average shares outstanding	19,097,027	19,065,288	19,097,027	19,060,921

Z YACHTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2007 and 2006

(unaudited)

	2007	2006
Cash Flows From Operating Activities
Net loss	$ (57,631)	$ (540,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	2,838	1,627
Imputed interest	5,352	-
Gain on sale of asset held for investment	(10,000)	-
Changes in:
Other current assets	(396)	(18,439)
Accounts receivable	-	(6,000)
Escrow liability	9,695	142,289
Accounts payable	(15,108)	30,493
Accounts payable - related parties	5,445	17,927
Other current liabilities	10,969	(5,582)

Net cash used in operating activities	(48,836)	(377,685)

Cash Flows From Investing Activities
Proceeds from sale of asset held for investment	10,000	-
Purchase of fixed assets	-	(9,540)

Net cash provided by/(used in) investing activities	10,000	(9,540)

Cash Flows From Financing Activities
Proceeds from shareholders' loans	46,505	261,160
Payments on shareholders' loans	(9,301)	(58,304)
Net change in lines of credit	780	177,998
Proceeds from sale of stock	11,062	29,502

Net cash provided by financing activities	49,046	410,356

Net change in cash	10,210	23,131

Cash at beginning of period	22,447	18,876

Cash at end of period	$ 32,657	$ 42,007

Cash paid for:
Income taxes	$ -	$ -
Interest	25,109	5,746

Z YACHTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of Z Yachts, Inc., and the information for Form 10-Q, have been prepared in accordance with the rules of the Securities and Exchange Commission, and do not include all of the information and note disclosure required by generally accepted accounting principles, and should be read in conjunction with the audited financial statements and notes thereto contained in Z Yachts’ latest Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB, have been omitted.

Note 2 – Common Stock

During the six months ending March 31, 2007, Z Yachts sold 7,376 shares of its common stock to several investors at $1.50 per share for total cash proceeds of $11,062.

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

Overview

Z Yachts, Inc. was initially formed as a limited liability company in the State of Florida on December 3, 2002.  Z Yachts, LLC was converted to a corporation, Z Yacht, Inc. on April 8, 2005 in the State of Nevada.  Z Yachts is a full-service brokerage company that serves both recreational boaters and the marine industry. Our primary business is the brokerage sale of new and previously-owned recreational vessels for which we receive a commission of between 8% and 10% of the selling price. Z Yachts offers an extremely large selection of pre-owned yachts, cruisers, houseboats, sport-fishers, high performance and ski boats. Since our formation our network has grown to include 18 contract marine brokers with locations in 13 states and aggregate brokerage listings of more than $26 million.

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

As of March 31, 2007 we had 233 vessels with an aggregate offering price of $26,596,358 listed through our brokerages.  Both sales and listings were adversely affected during the six months ended

March 31, 2007 by the winter season and by higher fuel prices.  We expect that higher fuel prices will continue for the foreseeable future.

Our brokerage income for the six months ended March 31, 2007 was $123,651.  This is a decrease of $90,424, or 42%, over income of $214,075 for the six months ended March 31, 2006 and resulted from a decrease in the number of vessels sold, to 24 in the six months ended March 31, 2007 from 41 for the six months ended March 31, 2006, and a decrease in total vessel sales to $1,583,550 for the six months ended March 31, 2007 from $2,511,734 in the six months ended March 31, 2006.

General and administrative expenses for the six months ended March 31, 2007 were $163,335.  This substantial decrease of $585,374, or 78%, over general and administrative expenses of $748,709 for the six months ended March 31, 2006 is primarily the result of the winding up of expenses associated with the public offering of our common stock, a decrease in administrative costs associated with the reduction of our broker network costs, and decreased marketing costs from the decline of new geographic regions added to our broker network.

Depreciation expenses for the six months ended March 31, 2007 were $2,838.  This is an increase of $2,838 over depreciation expenses of $0 for the six months ended March 31, 2006. Interest expense increased for the six months ended March 31, 2007 to $25,109 compared to $5,746 for the same period in 2006 as a result of an increase in outstanding debt.

As a result of the decrease in general and administrative expenses, we reported a net loss of $57,631 for the six months ended March 31, 2007 compared to a net loss of $540,000 for the six months ended March 31, 2006.

Commitments and Contingencies

Z Yachts terminated all of its office leases in 2006 and no rental commitments existed as of the year-end. Z Yachts’ principal office now is in the office of Z Yachts’ president pursuant to a verbal agreement on a rent-free month-to-month basis.

Rent expense was $4,346 for the six months ended March 31, 2007 and $16,319 for the six months ended March 31, 2006.

Liquidity and Capital Resources

As of December 31, 2006, we had total current assets of $33,053 consisting of cash only.

We had total current liabilities of $888,558, consisting of escrow liability of $29,895 relating to deposits received from buyers in connection with pending sales, accounts payable of $38,649, accounts payable to related parties of $53,810, accrued expenses of $63,720, loan from shareholders of $454,188 and a bank line of credit of $248,296. Accrued expenses consisted of sales tax payable and commissions to brokers.

We had negative working capital of $855,505 as of March 31, 2007. The ratio of current assets to current liabilities was 3.7% as of March 31, 2007.

Cash flows from operations were not sufficient to fund our requirements during the six months ended March 31, 2007.  Our current cash requirements are approximately $33,000 per month.  Cash from operations contributes approximately $22,000 per month.  To make up the short fall, we incurred a net $37,204 in additional indebtedness to our shareholders.

Net cash provided by financing activities was $49,046 for six months ended March 31, 2007, consisting of proceeds from shareholders’ loans of $46,505, repayments of shareholders’ loans of $9,301, bank line of credit of $780 and shares issued for cash of $11,062.

Based upon our substantial accumulated losses since inception of $1,655,508, including a loss of $18,519 for the six months ended March 31, 2007, working capital deficiency of $855,505 and stockholders' deficit of $846,630 at March 31, 2007, our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

To conserve cash we no longer pay salaries and benefits for management and have frozen all increases in marketing and technology expenditures. For the next 12 months of operations we believe that cash flow from operations will be sufficient to fund our present operating requirements.  In the event that funds from operations or the proceeds from this offering are insufficient, we will seek additional and utilize available lines of credit or additional loans from our stockholders to fund any deficiency, delay or curtail planned expansion or further curtail marketing or technology budgets.  We presently have available $1,704 in committed unused credit facilities.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its lines of credit.  Based on the Company’s average outstanding balances during the six months ended March 31, 2007, a 1% change in the prime lending rate could impact the Company’s financial position and results of operations by approximately $1,300 over the remainder of the fiscal year.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We have not submitted a matter to a vote of our shareholders during the second quarter of the 2007 fiscal year.

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

(Registrant)
Date: May 21, 2007	/s/ James G. Weller By: (Signature) Name: James G. Weller Title: Chief Executive Officer

/s/ Regina F. Weller By: (Signature) Name: Regina F. Weller Title: Principal Financial Officer Principal Accounting Officer