Form 10QSB
period 2007-06-30
Z YACHTS, INC.
filed 2007-08-20
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007

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

As of June 30, 2007, there were outstanding 19,097,027 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Z YACHTS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30,
	2007	September 30,
	(unaudited)	2006
Assets
Cash	$ 1,733	$ 22,447
Other current assets	596	-
Total current assets	2,329	22,447

Fixed assets, net of accumulated depreciation
of $9,034 and $6,197, respectively	7,696	11,712
Total assets	$ 10,025	$ 34,159

Liabilities and Stockholder's Deficit
Escrow liability	$ 4,321	$ 20,200
Accounts payable	32,677	53,757
Accounts payable - related parties	55,659	48,365
Accrued Expenses	59,485	52,753
Loans from stockholders	448,188	416,984
Bank lines of credit	248,615	247,516
Total current liabilities	848,945	839,575

Stockholders' deficit
Common stock, $.001 par value, 50,000,000 shares
authorized, 19,097,027 and 19,089,651 shares
issued and outstanding	19,097	19,090
Additional paid in capital	802,168	785,758
Accumulated deficit	(1,660,185)	(1,610,264)
Total stockholders' deficit	(838,920)	(805,416)

Total liabilities and stockholders' deficit	$ 10,025	$ 34,159

Z YACHTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Nine months Ended June 30, 2007 and 2006

(unaudited)

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2007	2006	2007	2006

Brokerage income	$ 96,325	$ 213,524	$ 219,976	$ 427,599

Operating expenses
General and administrative	75,187	374,129	238,522	1,122,838
Depreciation expense	1,178	-	4,016	-
Total operating expenses	76,365	374,129	242,538	1,122,838

Net operating gain/(loss)	19,960	(160,605)	(22,562)	(695,239)

Other income/(expense)
Interest expense	(12,249)	(7,513)	(37,358)	(13,259)
Other income	-	-	-	380
Gain/(loss) on sale of assets	-	(980)	10,000	(980)
Total other income/(expense)	(12,249)	(8,493)	(27,358)	(13,859)

Net income/(loss)	$ 7,711	$ (169,098)	$ (49,920)	$ (709,098)

Basic and diluted loss per share	$ -	$ (0.01)	$ -	$ (0.04)

Weighted average shares outstanding	19,097,027	19,073,029	19,097,027	19,067,509

Z YACHTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Nine months Ended June 30, 2007 and 2006

(unaudited)

	2007	2006

Cash Flows From Operating Activities
Net loss	$ (49,920)	$ (709,098)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	4,016	1,627
Imputed interest	5,352	-
(Gain)/loss on sale of assets	(10,000)	980
Changes in:
Other current assets	(596)	(15,184)
Accounts receivable	-	(6,728)
Escrow liability	(15,879)	53,934
Accounts payable	(21,080)	37,760
Accounts payable - related parties	7,294	40,778
Other current liabilities	6,734	18,619

Net cash used in operating activities	(74,079)	(577,312)

Cash Flows From Investing Activities
Proceeds from sale of assets	10,000	1,000
Purchase of fixed assets	-	(12,852)

Net cash provided by/(used in) investing activities	10,000	(11,852)

Cash Flows From Financing Activities
Proceeds from shareholders' loans	46,505	431,754
Payments on shareholders' loans	(15,301)	(58,303)
Net change in lines of credit	1,099	173,247
Proceeds from sale of stock	11,062	37,502

Net cash provided by financing activities	43,365	584,200

Net change in cash	(20,714)	(4,964)

Cash at beginning of period	22,447	18,876

Cash at end of period	$ 1,733	$ 13,912

Cash paid for:
Income taxes	$ -	$ -
Interest	25,582	10,013

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

Note 2 – Common Stock

During the nine months ending June 30, 2007, Z Yachts sold 7,376 shares of its common stock to several investors at $1.50 per share for total cash proceeds of $11,062.

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

Overview

Z Yachts, Inc. was initially formed as a limited liability company in the State of Florida on December 3, 2002.  Z Yachts, LLC was converted to a corporation, Z Yachts, Inc. on April 8, 2005 in the State of Nevada.  Z Yachts is a full-service brokerage company that serves both recreational boaters and the marine industry. Our primary business is the brokerage sale of new and previously-owned recreational vessels for which we receive a commission of between 8% and 10% of the selling price. Z Yachts offers an extremely large selection of pre-owned yachts, cruisers, houseboats, sport-fishers, high performance and ski boats. Since our formation our network has grown to include 18 contract marine brokers with locations in 12 states and aggregate brokerage listings of more than $25 million.

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

As of June 30, 2007 we had 223 vessels with an aggregate offering price of $25,771,500 listed through our brokerages.  Both sales and listings were adversely affected during the nine months ended June 30, 2007 by higher fuel prices and the housing market troubles this year.  Tightening of available credit has had negative impacts on our customer's ability to purchase new boats with traditional financing.

Our brokerage income for the nine months ended June 30, 2007 was $219,976.  This is a decrease of $207,623, or 49%, over income of $427,599 for the nine months ended June 30, 2006 and resulted from a decrease in the number of vessels sold, to 45 in the nine months ended June 30, 2007 from 89 for the nine months ended June 30, 2006, and a decrease in total vessel sales to $2,985,500 for the nine months ended June 30, 2007 from $5,045,334 in the nine months ended June 30, 2006.

General and administrative expenses for the nine months ended June 30, 2007 were $238,522.  This substantial decrease of $884,316, or 79%, over general and administrative expenses of $1,122,838 for the nine months ended June 30, 2006 is primarily the result of the winding up of expenses associated with the public offering of our common stock, a decrease in administrative costs associated with the reduction of our broker network costs, and decreased marketing costs from the decline of new geographic regions added to our broker network.

Depreciation expenses for the nine months ended June 30, 2007 were $4,016.  This is an increase of $4,016 over depreciation expenses of $0 for the nine months ended June 30, 2006. Interest expense increased for the nine months ended June 30, 2007 to $37,358 compared to $13,259 for the same period in 2006 as a result of an increase in outstanding debt.

As a result of the decrease in general and administrative expenses, we reported a net loss of $49,920 for the nine months ended June 30, 2007 compared to a net loss of $709,098 for the nine months ended June 30, 2006.

Commitments and Contingencies

Z Yachts terminated all of its office leases in 2006 and no rental commitments existed as of the year-end. Z Yachts’ principal office now is in the office of Z Yachts’ president pursuant to a verbal agreement on a rent-free month-to-month basis.

Rent expense was $4,721 for the nine months ended June 30, 2007 and $28,679 for the nine months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007, we had total current assets of $2,329 consisting of cash and prepaid expenses.

We had total current liabilities of $848,945, consisting of escrow liability of $4,321 relating to deposits received from buyers in connection with pending sales, accounts payable of $32,677, accounts payable to related parties of $55,659, accrued expenses of $59,485, loan from shareholders of $448,188 and a bank line of credit of $248,615. Accrued expenses consisted of sales tax payable and commissions to brokers.

We had negative working capital of $838,920 as of June 30, 2007.

Cash flows from operations were not sufficient to fund our requirements during the nine months ended June 30, 2007.  Our current cash requirements are approximately $32,000 per month.  Cash from operations contributes approximately $35,000 per month.

Net cash provided by financing activities was $43,365 for nine months ended June 30, 2007, consisting of proceeds from shareholders’ loans of $21,301, repayments of shareholders’ loans of $6,000, and bank line of credit of $1,099.

Based upon our substantial accumulated losses since inception of $1,660,185, including a loss of $22,562 for the nine months ended June 30, 2007, working capital deficiency of $798,703 and stockholders' deficit of $838,920 at June 30, 2007, our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

To conserve cash we no longer pay salaries and benefits for management and have frozen all increases in marketing and technology expenditures. For the next 12 months of operations we believe that cash flow from operations will be sufficient to fund our present operating requirements.  In the event that funds from operations or the proceeds from this offering are insufficient, we will seek additional and utilize available lines of credit or additional loans from our stockholders to fund any deficiency, delay or curtail planned expansion or further curtail marketing or technology budgets.  We presently have available $1,315 in committed unused credit facilities.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e) as of June 30,  2007, have concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We have not submitted a matter to a vote of our shareholders during the third quarter of the 2007 fiscal year.

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

(Registrant)
Date: August 20, 2007	/s/ James G. Weller By: (Signature) Name: James G. Weller Title: Chief Executive Officer

/s/ Regina F. Weller By: (Signature) Name: Regina F. Weller Title: Principal Financial Officer Principal Accounting Officer