Form 10KSB
period 2007-09-30
Z YACHTS, INC.
filed 2008-01-16
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ____________

Commission File Number 333-127597

Z YACHTS, INC.

(Name of small business issuer in its charter)

Nevada	20-2725030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

638 Main St, Lake Geneva, WI	53147
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (877) 885-1650

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]

The issuer’s revenue for the most recent fiscal year ended September 30, 2007 was $354,200.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $550,209 as of December 31, 2007, based upon the per share closing sale price of $0.35 on such date.

As of December 31, 2007, there were outstanding 19,572,027 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Form 10-KSB

For the Fiscal Year Ended September 30, 2007

TABLE OF CONTENTS

Page

PART I

Item 1.

Description of Business.

2

Item 2.

Description of Property.

6

Item 3.

Legal Proceedings.

6

Item 4.

Submission of Matters to a Vote of Security Holders.

6

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

6

Item 6.

Management’s Discussion and Analysis.

7

Item 7.

Financial Statements.

13

Item 8.

Changes In and Disagreements With Accountants on Accounting

and Financial Disclosure.

26

Item 8A.

Controls and Procedures.

26

Item 8B.

Other Information.

26

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and

Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

27

Item 10.

Executive Compensation.

28

Item 11.

Security Ownership of Certain Benenficial Owners and Management

and Related Stockholder Matters.

28

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

29

Item 13.  Exhibits.

29

Item 14.

Principal Accountant Fees and Services.

30

Form 10-KSB

For the Fiscal Year Ended September 30, 2007

PART I

Forward Looking Statement

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof. We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. For further information regarding these risks and uncertainties, please refer to publicly available documents that we have filed with the Securities and Exchange Commission (the “SEC”). Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events.  The terms “Z Yachts,” “we,” “us,” “our,” and the “Company” refer to Z Yachts, Inc.

Item 1.

Description of Business.

Z Yachts, Inc. is the successor of a limited liability company founded in December 2002 in the state of Florida.  Our corporate offices are maintained at 638 Main Street., Lake Geneva, Wisconsin 53147. Z Yachts is a full-service brokerage company that serves both recreational boaters and the marine industry. Our primary business is the brokerage sale of new and previously-owned recreational vessels for which we receive a commission of between 8% and 10% of the selling price. Z Yachts offers an extremely large selection of pre-owned yachts, cruisers, houseboats, sport-fishers, high performance and ski boats.

We believe we are the largest marine brokerage-only network in the United States, offering new and pre-owned boats with approximately 18 contract brokers located in 11 states.  We represent more than $19 million in pre-owned boats.  Each of our brokers is trained in our proprietary sales methods and supported by our national marketing presence and our internal information systems.  We also provide centralized closing and documentation services in connection with vessel purchases and assist purchasers in arranging vessel financing, extended service contracts and insurance through our relationship with independent lenders, service providers and brokers.

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

Z Yachts

We believe we are the largest brokerage-only merchandiser of recreational watercraft in the United States. Our network consists of 18 contract marine brokers with locations in 11 states and aggregate brokerage listings of more than $19 million.  We believe the next largest company engaged primarily in brokerage operations is United Yacht Sales, Inc. with approximately 30 brokers located primarily in Florida.  The following table contains information on our brokers as of December 31, 2007:

	Pre-Owned Vessels
Location	Brokers	Number	Listed Value

Alabama	1	27	$ 2,696,946
Florida	1	25	3,516,850
Illinois	1	28	3,195,895
Maryland	2	-	-
Michigan	3	12	907,600
Mississippi	1	15	1,616,400
New York	1	17	1,688,686
Pennsylvania	1	3	217,800
Ohio	1	32	4,580,950
Texas	1	6	507,650
Wisconsin	5	2	164,900

Total		167	$ 19,093,677

Our business is based on a strong local presence in the major boating centers of the United States coupled with a national brand affiliation resulting from the national advertising of the “Z Yachts” brand.  Since each of our brokers concentrates on a single local market, they gain vital information on the economics, types of vessels available for sale, and preferences of the customers in the local market.  This information is communicated to our other brokers through our efficient information management system to increase the geographic sales area for listings in the local area and broaden the search area for vessels sought by customers within that locale.  In addition, a local presence encourages development of strong relationships with the local boating community and participation in local events which furthers our national brand identity.  We support our local brokers with innovative brokerage practices, including flexible listings, participation in commissions, national marketing, uniform branding, information systems, proprietary sales training, and centralized administrative services.

Flexible Listing.  Traditional marine brokers require the seller of a vessel to sign an exclusive listing agreement that provides for the payment of a 10% commission on the sale of the vessel regardless of who locates a buyer.  Our brokers offer a flexible listing arrangement in which they work with the owner to determine the method of marketing for each vessel and provide for three listing alternatives.

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

National Marketing.  Although boats are listed locally, we provide each vessel listed by our brokers with national market exposure through print and electronic media.  We maintain a comprehensive listing of all listings on our web site at www.zyachts.com and list selected vessels on two multiple listings and 12 other online boat advertising sites, which provide our listings to over 700 member brokers.   As a result of our nationwide exposure, which incorporates 16 websites we currently advertise on, over 1.2 million boat shoppers view at least one of our listed vessels each month, we receive a new listing on average every two business days, and we complete one transaction on average every six calendar days, which equated to 63 transactions in 2007.

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

Sales Training.  Each of our brokers is trained on our proprietary sales system, “Six Steps to a Guaranteed Sale”, which provides proven sales techniques and maintains client satisfaction in every transaction.  This sales training includes specific timeframes and activities to ensure that each vessel is listed at the highest reasonable offering price and to include the vessel owner in the important decisions about how to sell his or her boat.  We do not believe that any other brokerage provides a similar sales training program.

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

Pre-Owned Boats.  Our primary business is the brokerage listing, marketing and sale of pre-owned vessels, for which we receive commissions.  Although any vessel may be sold through brokerage, the ideal vessels for brokerage sale are between 25’ and 100’ in length and have a resale value of between $35,000 and $350,000.  Smaller vessels are frequently sold directly from the owner to the new purchaser and larger vessels have an extremely limited market.  Since we act as a broker in each transaction, we do not own an inventory of pre-owned vessels and do not incur the cost of acquiring, maintaining or storing the pre-owned vessels we offer or the cost of maintaining a show room or other large facility.  Accordingly, our ability to be successful in the sale of pre-owned boats depends upon the ability of our brokers to list high quality vessels at attractive prices and to identify qualified purchasers for vessels listed by us or others.  We introduced a national pre-owned certification program which is offered only on vessels listed by our brokers and guarantees that each certified pre-owned boat has passed a rigorous inspection and provides extended protection against failure of most mechanical parts.  We believe that this certification program will enhance the value and salability of vessels listed by our brokers and will result in a greater number of listings by, and an increase in turnover for, our brokers.  This program is offered without cost to a listing owner but the owner is required to repair or replace any systems that do not pass inspection.  Warranty coverage is provided by a third party insurer and funded by the selling owner at the time of sale.

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

Planned Expansion

The pre-owned brokerage market in the United States is highly fragmented.  We intend to acquire additional brokers, and their related listings and customer base, in selected yacht basins.  As of the end of the period covered by this report, we had approximately 18 contract brokers located in 11 states. We are currently recruiting brokers in all areas where we have experienced turnover (Arkansas, Maryland, Massachusetts, Minnesota, Missouri, Tennessee and Virginia) or where there is no coverage. Our primary focus will be to acquire a presence in California, Oregon, Washington, and other high-end, well established recreational boating markets not served by our present brokers.  We will look for markets with access to a large recreational boating community, a large population of existing recreational vessels, and attractive boating demographics.

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

Independent Contractors

We rely on 18 independent brokers located in 11 states with whom we have contractual relationships relating to the use of our system and services.  Each of our brokers represents our listings exclusively and may offer boats listed by other brokers only as our representative.

Item 2.

Description of Property.

Our corporate office is maintained at 638 Main Street, Lake Geneva, Wisconsin 53147. Our corporate office is in good condition, and we believe that this facility is adequate to meet our current needs and is sufficient to conduct our operations.

In addition to the Wisconsin office, our affiliated brokers operate out of their homes or facilities leased by them.  We have no responsibility for such facilities.

Item 3.

Legal Proceedings.

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

Item 4.

Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock was first cleared for quotation on the OTCBB under the symbol “ZYAT” on December 6, 2007.  Prior to that, there was no market for our common stock.

Holders of Record

As of December 31, 2007, we had forty-five (45) registered holders of our common stock.

Dividend Policy

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

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as our board of directors deems relevant.  There are no present loan agreements or other agreements that impose any restrictions on the payment of dividends.

Unregistered Sales of Equity Securities

On July 20, 2007, we issued 475,000 restricted shares of common stock to Public Company Management Services, Inc. (“PCMS”) for six months of regulatory compliance services that Public Company Management Services, Inc. performed for us.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act because of the limited number of persons involved in each transaction, our previous relationship with the recipient, the access of such person to information about us that would have been available in a public offering and the absence of any public solicitation or advertising.  Also, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Item 6.

Management’s Discussion and Analysis.

You should read the following Management’s Discussion and Analysis together with our financial statements and notes to those financial statements included elsewhere in this report. This discussion contains forward-looking statements that are based on our management’s current expectations, estimates and projections about our business and operations. Our actual results may differ from those currently anticipated and expressed in such forward-looking statements. The terms “Z Yachts,” “we,” “us,” “our,” and the “Company” refer to Z Yachts, Inc.

Overview

Z Yachts, Inc. was initially formed as a limited liability company in the State of Florida on December 3, 2002.  Z Yachts, LLC was converted to a corporation, Z Yacht, Inc. on April 8, 2005 in the State of Nevada.  Z Yachts is a full-service brokerage company that serves both recreational boaters and the marine industry. Our primary business is the brokerage sale of new and previously-owned recreational vessels for which we receive a commission of between 8% and 10% of the selling price. Z Yachts offers an extremely large selection of pre-owned yachts, cruisers, houseboats, sport-fishers, high performance and ski boats. Since our formation our network has grown to include 18 contract marine brokers with locations in 11 states and aggregate brokerage listings of more than $19 million.

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

Known Trends Events and Uncertainties

Overall, the recreational boating industry was down in 2007; however, used boat sales were up 13% over previous year sales according to industry publications.  As a result, we stopped offering new boats and focused our efforts on previously owned boats.  Although there can be no assurance that used boat sales will continue to rise, we believe that this market has more potential based on our current business model.

Results of Operations For The Year Ended September 30, 2007 Compared to the Year Ended September 30, 2006

As of September 30, 2006, we had 167 vessels with an aggregate offering price of $19,093,677 listed through our brokerages.  Both sales and listings were adversely affected during the twelve months ended September 30, 2007 by the overall downturn in the U.S. economy and higher fuel prices.  We expect that these conditions will continue for the foreseeable future.

Our brokerage income for the twelve months ended September 30, 2007 was $354,200.  This was a decrease of $207,677, or 37%, as compared to brokerage income of $561,877 for the twelve months ended September 30, 2006.  The decrease in brokerage income was due to a decrease in the number of vessels sold, from 107 for the twelve months ended September 30, 2006 to 63 for the twelve months ended September 30, 2007, and a decrease in total vessel sales from $6,451,833 for the twelve months ended September 30, 2006 to $4,270,490 for the twelve months ended September 30, 2007.

General and administrative expenses for the twelve months ended September 30, 2007 were $729,411.  This was a decrease of $518,437, or 42%, as compared to general and administrative expenses of $1,247,848 for the twelve months ended September 30, 2006.  During the twelve months ended September 30, 2006, we incurred significant costs in connection with the public offering of our common stock which we did not incur during the twelve months ended September 30, 2007.

Depreciation expense for the twelve months ended September 30, 2007 was $4,713.  This is a decrease of $1,385, or 23%, as compared to depreciation expense of $6,098 for the twelve months ended September 30, 2006.  The decrease in depreciation expense was due to a reduction in fixed assets.

Interest expense for the twelve months ended September 30, 2007 was $43,406.  This is an increase of $859, or 2%, as compared to interest expense of $42,547 for the twelve months ended September 30, 2006.  The increase in interest expense is due to an increase in outstanding debt.

We had a gain on the sale of assets of $10,000 for the twelve months ended September 30, 2007, as compared to loss on the sale of assets of $2,374 for the twelve months ended September 30, 2006.

We had net loss of $413,330 (or basic and diluted loss per share of $0.02) for the twelve months ended September 30, 2007, as compared to net loss of $736,990 (or basic and diluted loss per share of $0.04) for the twelve months ended September 30, 2006.  The decrease in net loss was primarily due to the decrease in general and administrative expenses, discussed above.

Liquidity and Capital Resources

As of September 30, 2007, we had total current assets of $402,260 consisting of cash of $175, cash escrow of $11,500, and other current assets of $390,585, consisting of a miscellaneous receivable of $200 and prepaid professional fees of $390,385.

As of September 30, 2007, we had total current liabilities of $904,440 consisting of loans from stockholders of $453,498, a bank line of credit of $247,968, accounts payable to related parties of $60,995, accrued expenses of $31,820, a note payable of $41,430 which is in default (discussed below), accounts payable of $57,229 and escrow liability of $11,500 relating to deposits received from buyers in connection with pending sales. Accrued expenses consisted of sales tax payable, outstanding payroll liabilities and accrued interest.  See “Item 12. Certain relationships and Related Transactions” for a discussion regarding the loans from stockholders and accounts payable to related parties.

We had negative working capital of $502,180 as of September 30, 2007. The ratio of current assets to current liabilities was 45% as of September 30, 2007.

During the twelve months ended September 30, 2007, net cash decreased $2,072; consisting of $67,802 used in operating activities which was offset by $47,030 provided by financing activities and $18,700 provided by investing activities.

Cash used in operating activities during the twelve months ended September 30, 2007 was $67,802. It consisted of the following items: net loss of $413,330, an increase in other current assets of $366,585, decreases in accrued expenses of $20,933 and escrow liability of $8,700 and an adjustment for gain on sale of assets of $10,000 which were offset by adjustments for non-cash services paid with equity interest of $712,500, a note payable issued for services of $18,430 and depreciation expense of $4,713 and decreases in accounts payable to related parties of $12,630 and accounts payable of $3,473.

Cash flows from operations were not sufficient to fund our requirements during the twelve months ended September 30, 2007. Our current cash requirements are approximately $14,000 per month. To make up the short fall, we incurred additional indebtedness to our shareholders during the twelve months ended September 30, 2007, and on July 6, 2007, we issued a promissory note in the amount of $42,430 to PCMS’ parent company for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  The note matured on January 6, 2008, and is in default, in which event, we have agreed to confess or stipulate judgment against us for all outstanding principal, unpaid interest and all other amounts due under the note in any lawsuit filed by the holder, and the amount of the judgment will be immediately due and payable.  We have contacted the holder in an effort to extend the date of repayment of the note, but there can be no assurance that we will be successful in negotiating and extension; therefore, we could suffer a judgment related to the note.

Net cash provided by investing activities during the twelve months ended September 30, 2007 was $18,700 consisting of proceeds from the sale of a boat of $10,000 and change in the cash escrow of $8,700.

Net cash provided by financing activities was $47,030 for twelve months ended September 30, 2007, consisting of proceeds from shareholders’ loans of $41,614, proceeds from the sale stock of $11,064 related to our initial public offering and net change in lines of credit of $452 which were offset by payments on shareholders’ loans of $5,100 and payments on the note payable of $1,000.

We are having difficulty meeting our current cash requirements as discussed above regarding a note payable which is in default.  We estimate that we will need to raise $100,000 of additional capital during the next twelve months in order to meet our cash requirements and fund our operations.  To conserve cash we no longer pay salaries and benefits for management and have frozen all increases in marketing and technology expenditures.  We plan to obtain additional capital from the sale of our common stock or additional loans from our stockholders to fund any deficiency, delay or curtail planned expansion or further curtail marketing or technology budgets.  At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds on terms satisfactory to us, or at all, it could cause us to further delay, curtail, scale back or forgo some or all of our operations such as withdrawing from certain markets, terminating contract brokers and certain services, or closing locations or we could cease to exist.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  This typically occurs at closing of a boat sale and the title is transferred from seller to buyer.

Income Taxes

Prior to April 8, 2005, we were a limited liability company whereby federal and state income taxes were not payable by, or provided for.  Members were taxed individually on their share of partnership earnings.  From April 8, 2005 going forward, we recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  We provides a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.  During fiscal 2007, we incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Plan of Operations for the Year Ending September 30, 2008

We intend to grow our existing organization by expanding our broker base and moving into areas in which we do not currently have a presence.

We have recently expanded our presence into Wisconsin, Maryland and Michigan.  We plan to focus more this year on the Western portion of the United States as well as the Gulf Coast area.  We feel that the Gulf Coast area will be moving into a growth phase post Hurricane Katrina.

We also plan to be licensed in California during fiscal 2008, and begin building a brokerage staff in that area.

Risk Factors

Our financial condition and results of operations raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2007, we had total stockholders’ deficit of $495,181, including an accumulated operating deficit of $2,023,593.  In addition, we incurred net losses of $413,330 and $736,990 for the twelve months ended September 30, 2007 and 2006, respectively.  Our ability to continue as a going concern is dependent upon our ability secure additional funding and attaining profitable operations.  We do not have any commitments and have not identified sources of additional funding and we cannot assure you that we will be able to attain or maintain profitable operation.  These conditions raise substantial doubt as to our ability to continue as a going concern.

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

Our sales are seasonal.

Our business is highly seasonal, with seasonality varying in different geographic markets. During the fiscal year ended September 30, 2007, the average gross sales for the quarterly periods  ended March 31, June 30, September 30, and December 31 were 15%, 24%, 30%, and 31%, respectively, of our annual sales.  Our results of operations in any fiscal quarter are not indicative of our operating results for the full year.  See “Description of Business – U.S. Recreational Boating Industry”.

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

Our success is dependent upon the expertise and management decisions of James Weller, Chief Executive Officer and President; Gina Weller, Chief Financial Officer, Treasurer and Secretary; and Jason Eck, Chief Operating Officer.  Our Florida Yacht Broker License is held individually by James Weller d/b/a Z Yachts.  The loss of services of any one of these officers could adversely affect our financial condition and results of operations.

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

The market for our common stock is highly sporadic, illiquid and volatile.

Our common stock was first cleared for quotation on the OTCBB under the symbol “ZYAT” on December 6, 2007.  Prior to that, there was no market for our common stock. The trading price of our common stock has been volatile since it began trading and will likely continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•

Quarterly variations in our results of operations or those of our competitors;

•

Announcements by us or others about our business, development, significant contracts or results of operations or other matters;

•

The volume of shares of common stock available for public sale;

•

Sales of stock by our stockholders; and

•

Conditions and trends in the recreational boating industry in the United States.

Additionally, at present, we have a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock and the ability to buy and sell our shares could be impaired.

The application of the “Penny Stock Regulations” could adversely affect the price of our common stock.

Our common stock is deemed a penny stock.  Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market.  The “penny stock rules” impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, the “penny stock rules” require the delivery prior to the transaction, of a disclosure schedule prescribed by the United States Securities and Exchange Commission relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.  Consequently, the “penny stock rules” may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our Common Stock in the secondary market.

Item 7.

Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

  Z Yachts, Inc.

  Lake Geneva, WI

We have audited the accompanying balance sheet of Z Yachts, Inc. as of September 30, 2007 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended.  Z Yacht’s, Inc. management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Z Yachts, Inc. as of September 30, 2006 were audited by other auditors whose report, dated December 11, 2006 on those statements included an explanatory paragraph which described that the financial statements had been prepared assuming Z Yachts, Inc. would continue as going concern discussed in Note 2 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Yachts, Inc. as of September 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Z Yachts, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Z Yachts, Inc. has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D'Arcangelo & Co., LLP
January 10, 2008

Poughkeepsie, New York

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Z Yachts, Inc.
Lake Geneva, WI

We have audited the accompanying statements of operations, changes in stockholders’ equity (deficit) and cash flows of Z Yachts, Inc. for the year ended September 30, 2006. These financial statements are the responsibility of Z Yacht's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the year ended September 30, 2006 then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Z Yachts will continue as a going concern. As discussed in Note 2 to the financial statements, Z Yachts has suffered recurring losses from operations and has a significant working capital deficiency which raises substantial doubt about its ability to continue as a going concern. Z Yachts' plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 11, 2006

Z YACHTS, INC.

BALANCE SHEET

September 30, 2007

September 30,
2007
Assets
Cash	$ 175
Cash, escrow	11,500
Other current assets	390,585
Total current assets	402,260

Fixed assets, net of accumulated depreciation
of $9,731	6,999
Total assets	$ 409,259

Liabilities and Stockholder's Deficit
Escrow liability	$ 11,500
Accounts payable	57,229
Accounts payable - related parties	60,995
Accrued expenses	31,820
Loans from stockholders	453,498
Note payable	41,430
Bank lines of credit	247,968
Total current liabilities	904,440

Stockholders' deficit
Common stock, $.001 par value, 50,000,000 shares
authorized, 19,572,027 shares
issued and outstanding	19,572
Additional paid in capital	1,508,840
Accumulated deficit	(2,023,593)
Total stockholders' deficit	(495,181)

Total liabilities and stockholders' deficit	$ 409,259

The accompanying notes are an integral part of these financial statements.

Z YACHTS, INC.

STATEMENTS OF OPERATIONS

Years Ended September 30, 2007 and September 30, 2006

	2007	2006

Brokerage income	$ 354,200	$ 561,877

Operating expenses
General and administrative	729,411	1,247,848
Depreciation expense	4,713	6,098
Total operating expenses	734,124	1,253,946

Net operating loss	(379,924)	(692,069)

Other income/(expense)
Interest expense	(43,406)	(42,547)
Gain/(loss) on sale of assets	10,000	(2,374)
Total other income/(expense)	(33,406)	(44,921)

Net loss	$ (413,330)	$ (736,990)

Basic and diluted loss per share	$ (0.02)	$ (0.04)

Weighted average shares outstanding	19,190,316	19,097,027

The accompanying notes are an integral part of these financial statements.

Z YACHTS, INC.

STATEMENTS OF CASH FLOWS

Years Ended September 30, 2007 and September 30, 2006

	2007	2006

Cash Flows From Operating Activities
Net loss	$ (413,330)	$ (736,990)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	4,713	6,098
Imputed interest	-	10,605
Non-cash services paid with equity interest	712,500	-
Note payable issued for services	18,430	-
Donation of fixed asset	-	1,615
(Gain)/loss on sale of assets	(10,000)	2,374
Changes in:
Other current assets	(366,585)	4,265
Escrow liability	(8,700)	(5,112)
Accounts payable	3,473	17,458
Accounts payable - related parties	12,630	48,865
Accrued expenses	(20,933)	37,623

Net cash used in operating activities	(67,802)	(613,199)

Cash Flows From Investing Activities
Proceeds from sale of assets	10,000	1,000
Purchase of fixed assets	-	(12,852)
Change in cash, escrow	8,700	(5,112)

Net cash provided by/(used in) investing activities	18,700	(16,964)

Cash Flows From Financing Activities
Proceeds from shareholders' loans	41,614	470,132
Payments on note payable	(1,000)	-
Payments on shareholders' loans	(5,100)	(71,627)
Net change in lines of credit	452	180,616
Proceeds from sale of stock	11,064	49,501

Net cash provided by financing activities	47,030	628,622

Net change in cash	(2,072)	1,541

Cash at beginning of period	2,247	3,788

Cash at end of period	$ 175	$ 2,247

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Income taxes	$ -	$ -
Interest	43,406	42,547

Supplemental Disclosure of Non-Cash Investing and Financing Activities

During the year ended September 30, 2007, we issued a note payable for $42,430.  The note represents $18,430 of prior services rendered and $24,000 of services to be provided to us.  The issuance of the note and the prepaid services have been excluded on the statement of cash flows presented.

The accompanying notes are an integral part of these financial statements.

Z YACHTS, INC.

STATEMENTS OF CHANGES OF STOCKHOLDERS’ DEFICIT

Years Ended September 30, 2007 and September 30, 2006

	Common Stock		Additional	Retained
	Shares	Amount	Paid-in Capital	Deficit	Total

Balances @ September 30, 2005	19,056,650	$19,057	$725,685	$(873,273)	$ (128,531)

Shares issued for cash	33,001	33	49,468		49,501
Imputed interest			10,605		10,605
Net loss				(736,990)	(736,990)

Balances @ September 30, 2006	19,089,651	19,090	785,758	(1,610,263)	(805,415)

Shares issued for cash	7,376	7	11,057		11,064
Shares issued for services	475,000	475	712,025		712,500
Net loss				(413,330)	(413,330)

Balances @ September 30, 2007	19,572,027	$19,572	$1,508,840	$(2,023,593)	$(495,181)

The accompanying notes are an integral part of these financial statements.

Z YACHTS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Z Yachts, LLC (“Z Yachts”) was initially formed as a limited liability company in the State of Florida on December 3, 2002.  Z Yachts, Inc. became a corporation on April 8, 2005 in the State of Nevada.  Z Yachts is a full-service brokerage company that serves both recreational boaters and the marine industry. Z Yachts offers an extremely large selection of pre-owned yachts, cruisers, houseboats, sport-fishers, high performance and ski boats.

Reclassifications

Certain prior year amounts have been reclassified to confirm with the current year presentation.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Estimates are used in calculation of depreciation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Z Yachts considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of September 30, 2007.

Allowance for Doubtful Accounts

Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.  There was no allowance for doubtful accounts as of September 30, 2007.

Property and Equipment

Property and equipment are valued at cost.  Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Gains and losses on dispositions of equipment are reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to seven years.

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

Revenue Recognition

Z Yachts recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  This typically occurs at closing and the title is transferred from seller to buyer.

Impairment of Long-Lived Assets

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

Advertising Costs

Advertising Costs are expensed as incurred.  Advertising costs were $21,616 and $42,335 for the years ended September 2007 and 2006, respectively.

Basic and Diluted Net Income (Loss) per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended September 30, 2007 and 2006, there were no dilutive securities.

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for uncertainty in Income Taxes – an interpretation of FASB Statement 109.  FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provision of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective for fiscal years beginning after November 15, 2007.

Z Yachts does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Z Yachts results of operations, financial position or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Z Yachts has a working capital deficit of $502,180 and a shareholders’ deficit of $495,181 as of September 30, 2007.  These conditions raise substantial doubt as to Z Yachts ability to continue as a going concern.  Management has plans to raise additional capital through sales of its common stock and financial loans. The financial statements do not include any adjustments that might be necessary if Z Yachts is unable to continue as a going concern.

NOTE 3 - OTHER CURRENT ASSETS

Other current assets at September 30, 2007 consist of a miscellaneous receivable of $200 and prepaid professional fees of $390,385.  Refer to Notes 6 and 10.

NOTE 4 - CASH ESCROW AND ESCROW LIABILITY

Cash escrow and escrow liability as of September 30, 2007 consists of deposits received from buyers in connection with pending sales.

NOTE 5 - LOANS FROM SHAREHOLDERS

The shareholders advance money to Z Yachts on an as-needed basis.  At September 30, 2007, there are five outstanding shareholder loans.  Three loans are to shareholders/officers of Z Yachts.  Two loans are to shareholders of Z Yachts.  One of the shareholder loans bears interest at a rate of 7% per annum and is due on demand.  Interest expense $8,310 and $5,393 has been recorded for the years ended September 30, 2007 and 2006, respectively.  All other loans bear no interest and are due on demand.

NOTE 6 – NOTE PAYABLE

On July 6, 2007, Z Yachts issued a promissory note in the amount of $42,430, which bears interest at a rate of 12% per annum.  The note requires five monthly payments of $500 with the remainder due on January 6, 2008.  The note was issued in lieu of payment for prior services rendered of $18,430 and future services for six months valued at $24,000.  Professional fees of $11,279 have been recognized for the year ended September 30, 2007.  Interest expense of $844 is included in accrued expenses as of September 30, 2007.

NOTE 7 – BANK LINES OF CREDIT

Bank lines of credit consists of the following:

$100,000 revolving line of credit with Bank of America, bears interest at 9.25% per annum and secured by the personal guarantees of the officers.	$ 99,979

$125,000 line of credit with First Banking Center matures on November 17, 2007, bears interest at 8.25% per annum and is secured by the property and vehicle of one of the officers that was pledged on behalf of the company.	124,953

$25,000 revolving line of credit with Washington Mutual, bears interest of 10.00% and is secured by the personal guarantees of the officers.	23,036

Total	$ 247,968

NOTE 8 – INCOME TAXES

Prior to April 8, 2005, Z Yachts was a limited liability company whereby federal and state income taxes were not payable by, or provided for.  Members of Z Yachts were taxed individually on their share of partnership earnings.

From April 8, 2005 going forward, Z Yachts uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During fiscal 2007, Z Yachts incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,600,000 at September 30, 2007, and will begin to expire in 2025.

At September 30, 2007, deferred tax asset consists of the following:

Deferred tax asset
Net operating losses	$ 560,000
Less valuation allowance	(560,000)

Net deferred tax asset	$ -

NOTE 9 – COMMITMENTS

Z Yachts terminated all of its office leases in 2006 and no rental commitments exist outside of a month-to-month storage container rental as of September 30, 2007.

NOTE 10 – COMMON STOCK

During fiscal 2007, Z Yachts sold 7,376 shares of its common stock to several investors at $1.50 per share for total cash proceeds of $11,064.

During fiscal 2007, Z Yachts issued 475,000 shares of its common stock in exchange for six months of regulatory compliance services.  These services have been valued at $1.50 per share or $712,500.  Professional fees of $334,836 have been recognized for the year ended September 30, 2007.

NOTE 11 – RELATED PARTY TRANSACTIONS

Closing fees of $3,750 have been paid or accrued to a company owned by a shareholder and officer of Z Yachts for the year ended September 30, 2007.

For the years ended September 30, 2007 and 2006, Z Yachts occupied office space owned by a shareholder on a rent-free basis.  The fair market value of the rent is $6,000 for each of the years presented.

NOTE 12 – SUBSEQUENT EVENTS

During the first quarter of 2008:

The First Banking Center bank line of credit maturity date was extended to November 16, 2008.

The note payable disclosed in Note 6 is currently in default.  The note matured on January 6, 2008, and is in default, in which event, we have agreed to confess or stipulate judgment against us for all outstanding principal, unpaid interest and all other amounts due under the note in any lawsuit filed by the holder, and the amount of the judgment will be immediately due and payable.  We have contacted the holder in an effort to extend the date of repayment of the note, but there can be no assurance that we will be successful in negotiating an extension; therefore, we could suffer a judgment related to the note.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required  disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our board of directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Officer, Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.

Other Information.

During the twelve months ended September 30, 2007, we issued a promissory note to PCMC in the amount of $42,430 which bears interest at a rate of twelve percent (12%) per annum to Public Company Management Services, Inc. (“PCMS”) to cover $18,430 which we owed PCMS’ sister corporation for management consulting services that we received in becoming a fully reporting public company and $24,000 for PCMS to provide us with six months of regulatory compliance services regarding our periodic and other reports to be filed with the SEC.  The note matured on January 6, 2008, and is in default, but we have entered negotiations with PCMS to extend the note of which there can be no assurance.  See the discussion under “Item 6. Management’s Discussion and Analysis” under “the heading “Liquidity and Capital Resources.”

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our executive officers and directors, and their ages and positions are as follows:

Name	Age	Position

James G. Weller	38	CEO, President and Director
Regina F. Weller	40	CFO, Treasurer, Secretary and Director
Jason C. Eck	36	COO and Director

James G. Weller has served as Director and Chief Executive Officer since April, 2005 and President (including our predecessor Z Yachts LLC) since December, 2002.  Mr. Weller was formerly President of Weller Consulting, a business and software consulting firm (May 1996-November 2002); and a Senior Consultant for SAP America, a software and management-consulting firm (May 1992-April 1996).  Mr. Weller earned his business degree in 1991 from Florida State University and currently holds a Florida Yacht Salesperson License (since 2003) and Florida Yacht Broker License (since March 2005).  Mr. Weller is married to Regina F. Weller, a director and our Chief Financial Officer, Treasurer and Secretary.

Regina F. Weller has served as Director and Secretary since April, 2005 and Chief Financial Officer (including our predecessor Z Yachts LLC) since December, 2002.  Mrs. Weller was formerly a business consultant of Weller Consulting, a business and software consulting firm (June 2001-January 2005); and a consultant with Harp Consulting, LLC, a business-consulting firm (March 1995-July 2001).  Mrs. Weller earned her accounting/MIS degree in 1988 from the University of Southern Mississippi, a Certificate of Financial Planning in 2001 from Florida State University, and obtained her Georgia real estate license and Certified Estate Counselor certification in 2001.  Mrs. Weller is married to James G. Weller, a director and our Chief Executive Officer and President.

Jason C. Eck was elected and named as the Director of Operations and as a Director for the Company on June 30, 2006.  Mr. Eck served as the Chief Operating Officer of the Company (including our predecessor Z Yachts LLC) from November 2002 to May 2006, and also as a Director of the Company from April 2005 to May 2006.  Mr. Eck owned and operated his own oil change business called Speedy XChange based in Lake Geneva, Wisconsin from November 2001 through December 2002. Formerly, Mr. Eck was involved with the development planning and management for RemJak Real Estate (October 1986-November 2001) and general manager of Lake Geneva Charter Service (May 1988-June 1996).  Mr. Eck earned his degree in International Business from St. Norberts University in 1992.

Committees of the Board of Directors

We do not have a standing audit, nominating, or compensation committee, or any other committees of our board of directors performing similar functions.  We do not have an audit committee financial expert. We do not anticipate implementing any of these committees or seek an individual to serve as an audit committee financial expert until we are required to do so under federal or state corporate or securities laws or the rules of any stock exchange or inter-dealer quotation system on which our securities may be listed or cleared for quotation

Code of Ethics

Our board of directors adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of our code of ethics.  Persons wishing to make such a request should contact Secretary, Z Yachts, Inc., 638 Main Street, Lake Geneva, Wisconsin 53147.

Item 10.

Executive Compensation.

The following table sets forth summary information concerning the compensation received for services rendered to us during the two fiscal years ended by our Chief Executive Officer. None of our other executive officers received $100,000 or more of compensation in any fiscal year represented in the table.

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($) (2)	Stock Awards ($) (3)	All Other Compensation ($)	Total ($)

James Weller President & CEO	2007 2006	$ - $ 18,458	$ - $	$ - $ -	$ - $ 18,458

(1)

Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.

Employment Contracts

On May 1, 2005, we entered employment agreements with Mr. James G. Weller to act as our Chief Executive Officer, Mrs. Gina F. Weller to act as our Chief Financial Officer and Mr. Jason C. Eck as our Chief Operating Officer.  Effective June 1, 2006, each of the three executive officers provided us with notice to terminate their employment agreement. Pursuant to the terms of the termination agreements, each executive officer represented that we did not owe any amounts under the employment agreements as of the effective date of termination.

Each of the employment agreements was for the period from May 1, 2005 until December 31, 2008 and provided that we would pay Mr. Weller, Mrs. Weller and Mr. Eck a base salary as set forth below during each of the periods.

January 1, 2006 to December 31, 2006	$ 125,000
January 1, 2007 to December 31, 2007	$ 130,000
January 1, 2008 to December 31, 2008	$ 135,000

In addition, the employment agreements provided for the payment of incentive bonuses of up to 100% of base compensation to each of our executive officers depending on achievement of goals set by our board of directors.  No incentive bonuses were paid for the fiscal years ended September 30, 2006 or 2007.

Although the employment agreements with our three executive officers are no longer in effect, Mr. Weller, Mrs. Weller and Mr. Eck continue to provide the services agreed to therein. The decision to terminate the employment agreements was made to conserve cash for operations. At a future date, dependent upon favorable market demand and stable revenues, we may renegotiate with Mr. Weller, Mrs. Weller and Mr. Eck for compensation for their services subject to approval by our board of directors.

Compensation of Directors

Members of our board of directors do not receive cash compensation for their services as directors but are reimbursed for their expenses incurred in connection with their attendance at any meeting.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table set forth information as of December 31, 2007, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors and Named Executive Officers, and our directors and Named Executive Officers as a group.

	Common Stock Beneficially Owned(1)
Name of Beneficial Owner (2)	Amount	Percent

James G. Weller	12,000,000 (3)	46.9%

Regina F. Weller	12,000,000 (3)	46.9%

Jason C. Eck	6,000,000	30.7%

All directors and Named Executive Officers as a group (3 people)	18,000,000	92.0%

(1)

The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 19,572,027 shares of our common stock which were outstanding as of December 31, 2007.

(2)

The address is 638 Main Street, Lake Geneva, Wisconsin 53147.

(3)

James G. Weller and Regina F. Weller are husband and wife, and the amount of shares set forth above for each includes 6,000,000 shares owned by the other.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Our corporate office is maintained at 638 Main St., Lake Geneva, WI 53147. The office building, owned by RemJak, whose principal owner is Mr. Eck’s mother, is provided to us on a rent-free basis.  The fair market value of the rent was $6,000 for each of the fiscal years ended September 30, 2007 and 2006.

At September 30, 2007, our executive officers, James G. Weller, Regina F. Weller and Jason C. Eck have loaned us $151,639, $35,642 and $61,217 respectively.  The loans bear no interest and are due on demand.  In addition, we had accounts payable to our executive officers of $60,995 at September 30, 2007.

Item 13.  Exhibits.

Exhibit No.	Description of Exhibit

2.1(1)	Conversion Agreement dated April 8, 2005 between Z Yachts, LLC, a Florida limited liability company and Z Yachts, Inc., a Nevada corporation
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
4.1(1)	Form of certificate representing the Common Stock, $.001 par value per share, of Z Yachts, Inc., a Nevada corporation
10.1(1)	Amended and Restated Service Contract, dated January 3, 2006
10.2(2)	Amendment to Amended and Restated Service Contract, dated July 6, 2007
10.3(2)	Credit Agreement, dated July 6, 2007
10.4(2)	Commercial Promissory Note, dated July 6, 2007
14*	Code of Ethics
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herein

(1)

Filed as Exhibits 2.1, 3.1, 3.2, 4.1 and 10.7, respectively to the to the registrant’s Form SB-2 filed with the SEC on August 16,

2005, and incorporated herein by reference.

(2)

Filed as Exhibits 10.2, 10.3 and 10.4, respectively, to the to the registrant’s Form 8-K filed with the SEC on September 28, 2007, and incorporated herein by reference.

Item 14.

Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by us for the audit and other services provided by our principal account during the fiscal years ended September 30, 2006 and 2007:

	2006	2007

Audit Fees	$ 24,505	$ 21,495
Audit-Related Fees	$ -	$ -
Tax Fees	$ -	$ -
All Other Fees	$ -	$ -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Z YACHTS, INC.

Date: January 15, 2008	By: /s/ James G. Weller Name: James G. Weller Title: President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Weller	President, Chief Executive Office and Director	January 15, 2008
James G. Weller	(Principal Executive Officer)

/s/ Regina F. Weller	Chief Financial Officer and Director	January 15, 2008
Regina F. Weller	(Principal Financial Officer and Principal Accounting Officer)