Form 10QSB
period 2007-12-31
Z YACHTS, INC.
filed 2008-02-19
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ______

Commission File Number 333-127597

Z YACHTS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-2725030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

638 Main St, Lake Geneva, WI	53147
(Address of principal executive offices)	(Zip Code)

(877) 885-1650 (Issuer's telephone number)

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

Yes [  ]    No [X]

As of February 14, 2008, there were 19,572,027 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [  ]    No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

1

Item 2.  Management's Discussion and Analysis.

5

Item 3.  Controls and Procedures.

8

PART II – OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

9

Item 6.  Exhibits.

9

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Z YACHTS, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2007	September 30,
	(unaudited)	2007
Assets
Cash	$ -	$ 175
Cash, escrow	5,150	11,500
Other current assets	20,248	390,585
Total current assets	25,398	402,260

Fixed assets, net of accumulated depreciation
of $10,880 and $9,731, respectively	5,850	6,999
Total assets	$ 31,248	$ 409,259

Liabilities and Stockholders’ Deficit
Bank overdraft	$ 663	$ -
Escrow liability	5,000	11,500
Accounts payable	46,019	57,229
Accounts payable - related parties	68,907	60,995
Accrued expenses	62,139	31,820
Loans from stockholders	453,498	453,498
Note payable	40,430	41,430
Bank lines of credit	249,323	247,968
Total current liabilities	925,979	904,440

Stockholders' deficit
Common stock, $.001 par value, 50,000,000 shares
authorized, 19,572,027 and 19,089,651 shares
issued and outstanding	19,572	19,572
Additional paid in capital	1,508,840	1,508,840
Accumulated deficit	(2,423,143)	(2,023,593)
Total stockholders' deficit	(894,731)	(495,181)

Total liabilities and stockholders' deficit	$ 31,248	$ 409,259

See accompanying notes to the condensed financial statements.

Z YACHTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

For The Three Months Ended December 31, 2007 and 2006

(Unaudited)

	Three Months
	Ended
	December 31,

	2007	2006

Brokerage income	$ 56,085	$ 46,294

Operating expenses
General and administrative	445,690	69,029
Depreciation expense	1,149	1,180
Total operating expenses	446,839	70,209

Net operating (loss)	(390,754)	(23,915)

Other expense, interest	(8,796)	(15,197)

Net (loss)	$ (399,550)	$ (39,112)

Basic and diluted loss per share	$ (0.02)	$ -

Weighted average shares outstanding	19,190,316	19,095,401

See accompanying notes to the condensed financial statements.

Z YACHTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2007 and 2006

(Unaudited)

	2007	2006

Cash Flows From Operating Activities
Net loss	$ (399,550)	$ (39,112)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	1,149	1,180
Imputed interest	-	5,352
Amortization of prepaid non-cash services	370,262
Changes in:
Other current assets	75	-
Escrow liability	(6,500)	(7,700)
Accounts payable	(11,210)	10,131
Accounts payable - related parties	7,912	7,833
Accrued expenses	30,319	(14,553)

Net cash used in operating activities	(7,543)	(36,869)

Cash Flows From Investing Activities
Change in cash, escrow	6,350	-

Net cash provided by investing activities	6,350	-

Cash Flows From Financing Activities
Bank overdraft	663	-
Proceeds from shareholders' loans	-	19,003
Payments on note payable	(1,000)	-
Payments on shareholders' loans	-	(2,600)
Net change in lines of credit	1,355	889
Proceeds from sale of stock	-	11,062

Net cash provided by financing activities	1,018	28,354

Net change in cash	(175)	(8,515)

Cash at beginning of period	175	22,447

Cash at end of period	$ -	$ 13,932

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$ -	$ -
Interest	7,531	15,197

See accompanying notes to the condensed financial statements.

Z YACHTS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Z Yachts, Inc., and the information for Form 10-QSB, have been prepared in accordance with the rules of the Securities and Exchange Commission (the “SEC”), and do not include all of the information and note disclosure required by generally accepted accounting principles, and should be read in conjunction with the audited financial statements and notes thereto contained in Z Yachts’ latest Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB, have been omitted.

NOTE 2 – NOTE PAYABLE

On July 6, 2007, Z Yachts issued a promissory note in the amount of $42,430, which bears interest at a rate of 12% per annum.  The note requires five monthly payments of $500 with the remainder due on January 6, 2008.  The note was issued in lieu of payment for prior services rendered of $18,430 and future services for six months valued at $24,000.  Professional fees of $370,262 have been recognized for the three months ended December 31, 2007.  Interest expense of $1,265 is included in accrued expenses as of December 31, 2007.

NOTE 3 – BASIC AND DILUTED NET (LOSS) PER SHARE

The basic net (loss) per common share is computed by dividing the net (loss) by the weighted average number of common shares outstanding.  Diluted net (loss) per common share is computed by dividing the net (loss) adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

Item 2.  Management's Discussion and Analysis.

Forward Looking Statement

This Quarterly Report on Form 10-QSB contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof. We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. For further information regarding these risks and uncertainties, please refer to publicly available documents that we have filed with the Securities and Exchange Commission (the “SEC”). Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events.  The terms “Z Yachts,” “we,” “us,” “our,” and the “Company” refer to Z Yachts, Inc.

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

Results of Operations for the Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006.

As of December 31, 2007, we had 167 vessels with an aggregate offering price of $19,093,677 listed through our brokerages.  Both sales and listings were higher during the three months ended December 31, 2007; however, there can be no assurance that these positive trends will continue despite the overall downturn in the U.S. economy and higher fuel prices which adversely affected us during fiscal 2007.

Our brokerage income for the three months ended December 31, 2007 was $56,085.  This was an increase of $9,791, or 21%, as compared to brokerage income of $46,294 for the three months ended December 31, 2006.  The increase in brokerage income was due to increased sales as a result of the following:  1) the maturing of new brokers from fiscal 2007 who built their listing basis to accommodate more sales, and 2) our management having made final adjustments to our information systems to allow for sales of more boats under $40,000.

General and administrative expenses for the three months ended December 31, 2007 were $445,690.  This was an increase of $376,661, as compared to general and administrative expenses of $69,029 for the three months ended December 31, 2006.  During the three months ended December 31, 2007, we incurred consulting fees of $370,262 related to the shares of common stock that we issued to the parent company of Public Company Management Services, Inc. (“PCMS”) for PCMS to provide us with regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.

Depreciation expense for the three months ended December 31, 2007 was $1,149.  This is a decrease of $31, or 3%, as compared to depreciation expense of $1,180 for the three months ended December 31, 2006.  The decrease in depreciation expense was due to a reduction in fixed assets.

Interest expense for the three months ended December 31, 2007 was $8,796.  This is a decrease of $6,401, or 42%, as compared to interest expense of $15,197 for the three months ended December 31, 2006.  The decrease in interest expense is due to the fact that we had imputed interest of $5,352 during the three months ended December 31, 2006, which we did not have during the three months ended December 31, 2007.

We had net loss of $399,550 (or basic and diluted loss per share of $0.02) for the three months ended December 31, 2007, as compared to net loss of $39,112 (or basic and diluted loss per share of $0.00) for the three months ended December 31, 2006.  The increase in net loss was primarily due to the increase in general and administrative expenses, discussed above.

Liquidity and Capital Resources

As of December 31, 2007, we had total current assets of $25,398 consisting of cash escrow of $5,150 and other current assets of $20,248, consisting of a miscellaneous receivable of $125 and prepaid professional fees of $20,123.

As of December 31, 2007, we had total current liabilities of $925,979 consisting of loans from stockholders of $453,498, a bank line of credit of $249,323, accounts payable to related parties of $68,907, accrued expenses of $62,139, accounts payable of $46,019, a note payable of $40,430 which is in default (discussed below), escrow liability of $5,000 relating to deposits received from buyers in connection with pending sales and a bank overdraft of $663. Accrued expenses consisted of sales tax payable, outstanding payroll liabilities and accrued interest.

We had negative working capital of $900,581 as of December 31, 2007. The ratio of current assets to current liabilities was 3% as of December 31, 2007.

During the three months ended December 31, 2007, net cash decreased $175; consisting of $7,543 used in operating activities which was offset by $6,350 provided by investing activities and $1,018 provided by financing activities.

Cash used in operating activities during the three months ended December 31, 2007 was $7,543. It consisted of the following items: net loss of $399,550, a decrease in accounts payable of $11,210 and a decrease in escrow liability of $6,500 which were offset by adjustments for depreciation expense of $1,149 and amortization of prepaid non-cash services of $370,262, a decrease in other current assets of $75, an increase in accrued expenses of $30,319, and an increase in accounts payable to related parties of $7,912.

Cash flows from operations were not sufficient to fund our requirements during the three months ended December 31, 2007. Our current cash requirements are approximately $14,000 per month.  On July 6, 2007, we issued a promissory note in the amount of $42,430 to the parent company of Public Company Management Services, Inc. (“PCMS”) for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  The note matured on January 6, 2008, and is in default, in which event, we have agreed to confess or stipulate judgment against us for all outstanding principal, unpaid interest and all other amounts due under the note in any lawsuit filed by the holder, and the amount of the judgment will be immediately due and payable.  We have contacted the holder in an effort to extend the date of repayment of the note, but there can be no assurance that we will be successful in negotiating and extension; therefore, we could suffer a judgment related to the note.

Net cash provided by investing activities during the three months ended December 31, 2007 was $6,350 related to a change in the cash escrow.

Net cash provided by financing activities was $1,018 for three months ended December 31, 2007, consisting of net change in lines of credit of $1,355 and bank overdraft of $663 which were offset by payments on the note payable of $1,000.

We are having difficulty meeting our current cash requirements as discussed above regarding a note payable which is in default.  We estimate that we will need to raise $100,000 of additional capital during the next three months in order to meet our cash requirements and fund our operations.  To conserve cash we no longer pay salaries and benefits for management and have frozen all increases in marketing and technology expenditures.  We plan to obtain additional capital from the sale of our common stock or additional loans from our stockholders to fund any deficiency, delay or curtail planned expansion or further curtail marketing or technology budgets.  At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds on terms satisfactory to us, or at all, it could cause us to further delay, curtail, scale back or forgo some or all of our operations such as withdrawing from certain markets, terminating contract brokers and certain services, or closing locations or we could cease to exist.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  This typically occurs at the closing of a boat sale and when the title is transferred from seller to buyer.

Income Taxes

Prior to April 8, 2005, we were a limited liability company whereby federal and state income taxes were not payable by, or provided for.  Members were taxed individually on their share of partnership earnings.  From April 8, 2005 going forward, we recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  We provides a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.  During the three months ended December 31, 2007, we incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Plan of Operations for the Year Ending September 30, 2008

We intend to grow our existing organization by expanding our broker base and moving into areas in which we do not currently have a presence.

We have recently expanded our broker presence into Wisconsin, Maryland and Michigan.  We plan to focus more this year on the Western portion of the United States as well as the Gulf Coast area.  We feel that the Gulf Coast area will be moving into a growth phase post Hurricane Katrina.

We also plan to be licensed in California during fiscal 2008, and begin building a brokerage staff in that area.

Item 3.  Controls and Procedures.

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

We plan to improve our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our board of directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Officer, Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 3.  Default Upon Senior Securities.

As of the date of filing this report, we have failed to fully pay and are in default on $40,430 of remaining principal and $3,109 of accrued interest on a note payable which matured on January 6, 2008, that we issued to the parent of PCMS for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  We are also subject to late charges equal to 5% of any amount due under the note that is not received by the holder within three (3) days of when such amount is due.

Item 6.  Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Z YACHTS, INC.
Date: February 19, 2008	By: /s/ James G. Weller Name: James G. Weller Title: President and Chief Executive Officer
Date: February 19, 2008	By: /s/ Regina F. Weller Name: Regina F. Weller Title: Chief Financial Officer