Form 10QSB
period 2008-03-31
Z YACHTS, INC.
filed 2008-05-20
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes [  ]    No [X]

As of May 20, 2008, there were 19,572,027 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [  ]    No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis

Item 3.  Controls and Procedures

PART II – OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

Item 6.  Exhibits

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Z YACHTS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2008	September 30,
	(unaudited)	2007
Assets
Cash	$ -	$ 175
Cash, escrow	43,585	11,500
Other current assets	525	390,585
Total current assets	44,110	402,260

Fixed assets, net of accumulated depreciation
of $12,029 and $10,880, respectively	4,700	6,999

Total assets	$ 48,810	$ 409,259

Liabilities and Stockholder's Deficit
Bank overdraft	$ 319	$ -
Escrow liability	43,585	11,500
Accounts payable	49,379	57,229
Accounts payable - related parties	65,595	60,995
Accrued expenses	79,171	31,820
Loans from stockholders	454,998	453,498
Note payable	40,430	41,430
Bank lines of credit	244,388	247,968
Total current liabilities	977,865	904,440

Stockholders' deficit
Common stock, $.001 par value, 50,000,000 shares
authorized, 19,572,027 shares
issued and outstanding	19,572	19,572
Additional paid in capital	1,508,840	1,508,840
Accumulated deficit	(2,457,467)	(2,023,593)
Total stockholders' deficit	(929,055)	(495,181)

Total liabilities and stockholders' deficit	$ 48,810	$ 409,259

See accompanying notes to the condensed financial statements.

Z YACHTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

For The Three and Six Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,		Six Months Ended
			March 31,

	2008	2007	2008	2007

Brokerage income	$ 64,775	$ 77,357	$ 120,860	$ 123,651

Operating expenses
General and administrative	86,878	94,306	532,567	163,335
Depreciation expense	1,149	1,658	2,299	2,838
Total operating expenses	88,027	95,964	534,866	166,173

Net operating loss	(23,252)	(18,607)	(414,006)	(42,522)

Other income/(expense)
Other expense, interest	(11,702)	(9,912)	(19,868)	(25,109)
Gain on sale of asset held for investment	-	10,000	-	10,000
Total other income/(expense)	(11,072)	88	(19,868)	(15,109)

Net loss	$ (34,324)	$ (18,519)	$ (433,874)	$ (57,631)

Basic and diluted loss per share	$ -	$ -	$ (0.02)	$ -

Weighted average shares outstanding	19,572,027	19,097,027	19,572,027	19,097,027

See accompanying notes to the condensed financial statements.

Z YACHTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Cash Flows From Operating Activities
Net loss	$ (433,874)	$ (57,631)
Adjustments to reconcile net loss to net cash provided
by/(used) in operating activities:
Depreciation expense	2,299	2,838
Imputed interest	-	5,352
Gain on sale of asset held for investment	-	(10,000)
Changes in:
Other current assets	390,060	(396)
Escrow liability	32,085	9,695
Accounts payable	(7,850)	(15,108)
Accounts payable - related parties	4,600	5,445
Accrued expenses	47,351	10,969

Net cash provided by/(used in) operating activities	34,671	(48,836)

Cash Flows From Investing Activities
Proceeds from asset held for investment	-	10,000
Change in cash, escrow	(32,085)	-

Net cash provided by/(used in) investing activities	(32,085)	10,000

Cash Flows From Financing Activities
Bank overdraft	319	-
Proceeds from shareholders' loans	1,500	46,505
Payments on note payable	(1,000)	-
Payments on shareholders' loans	-	(9,301)
Net change in lines of credit	(3,580)	780
Proceeds from sale of stock	-	11,062

Net cash provided by/(used by) financing activities	(2,761)	49,046

Net change in cash	(175)	10,210

Cash at beginning of period	175	22,447

Cash at end of period	$ -	$ 32,657

Cash paid for:
Income taxes	$ -	$ -
Interest	19,868	25,109

See accompanying notes to the condensed financial statements.

Z YACHTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 – NOTE PAYABLE

On July 6, 2007, Z Yachts issued a promissory note in the amount of $42,430, which bears interest at a rate of 12% per annum.  The note requires five monthly payments of $500 with the remainder due on January 6, 2008.  The note was issued in lieu of payment for prior services rendered of $18,430 and future services for six months valued at $24,000.  Professional fees of $390,385 have been recognized for the six months ended March 31, 2008.  Interest expense of $1,265 is included in accrued expenses as of March 31, 2008.  The note is in currently in default (see below).

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

Overview

Z Yachts, Inc. was initially formed as a limited liability company in the State of Florida on December 3, 2002.  Z Yachts, LLC was converted to a corporation, Z Yachts, Inc. on April 8, 2005 in the State of Nevada.  Z Yachts is a full-service brokerage company that serves both recreational boaters and the marine industry. Our primary business is the brokerage sale of new and previously-owned recreational vessels for which we receive a commission of between 8% and 10% of the selling price. Z Yachts offers an extremely large selection of pre-owned yachts, cruisers, houseboats, sport-fishers, high performance and ski boats. Since our formation our network has grown to include 10 contract marine brokers with locations in 8 states and aggregate brokerage listings of more than $10 million.

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

Known Trends Events and Uncertainties

Overall, the recreational boating industry was down in 2007; however, used boat sales were up 13% over previous year sales according to industry publications.  As a result, for the first two quarters of the 2008 fiscal year we stopped offering new boats and have focused our efforts on previously owned boats.  Although there can be no assurance that used boat sales will continue to rise, we believe that this market has more potential based on our current business model.

Results of Operations for the Six Months Ended March 31, 2008 Compared to the Six Months Ended March 31, 2007.

As of March 31, 2008, we had 185 vessels with an aggregate offering price of $19,000,000 listed through our brokerages. Due to the overall downturn in the U.S. economy and higher fuel prices, both sales and listings were lower during the six months ended March 31, 2008.

Our brokerage income for the six months ended March 31, 2008 was $120,860.  This was a decrease of $2,791, or 2%, as compared to brokerage income of $123,651 for the six months ended March 31, 2007.  The decrease in brokerage income was due to decreased sales as a result of the overall downturn in the U.S. economy and higher fuel prices.

General and administrative expenses for the six months ended March 31, 2008 were $532,567.  This was an increase of 369,232 as compared to general and administrative expenses of $163,335 for the six months ended March 31, 2007.  During the six months ended March 31, 2008, we incurred consulting fees of $390,385 related to the shares of common stock that we issued to the parent company of Public Company Management Services, Inc. (“PCMS”) for PCMS to provide us with regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.

Depreciation expense for the six months ended March 31, 2008 was $2,299.  This is a decrease of $539, or 19%, as compared to depreciation expense of $2,838 for the six months ended March 31, 2007.  The decrease in depreciation expense was due to a reduction in fixed assets.

Interest expense for the six months ended March 31, 2008 was $19,868.  This is a decrease of $5,241, or 21%, as compared to interest expense of $25,109 for the six months ended March 31, 2007.  The decrease in interest expense is due to the fact that we had imputed interest of $5,352 during the six months ended March 31, 2007 which we did not have during the six months ended March 31, 2008.

We had net loss of $433,874 (or basic and diluted loss per share of $0.02) for the six months ended March 31, 2008, as compared to net loss of $57,631 (or basic and diluted loss per share of $0.00) for the six months ended March 31, 2007.  The increase in net loss was primarily due to a decrease in boats sold and an increase in general and administrative expenses, discussed above.

Liquidity and Capital Resources

As of March 31, 2008, we had total current assets of $44,110 consisting of cash escrow of $43,585 and other current assets of $525.

As of March 31, 2008, we had total current liabilities of $977,865 consisting of loans from stockholders of $454,998 a bank line of credit of $244,388, accounts payable to related parties of $65,595, accrued expenses of $79,171, accounts payable of $49,379, a note payable of $40,430 which is in default (discussed below), escrow liability of $43,585 relating to deposits received from buyers in connection with pending sales and a bank overdraft of $319. Accrued expenses consisted of credit card payables, sales tax payable, outstanding payroll liabilities and accrued interest.

We had negative working capital of $933,755 as of March 31, 2008. The ratio of current assets to current liabilities was 5% as of March 31, 2008.

During the six months ended March 31, 2008, net cash decreased $175; consisting of $34,671 provided by operating activities which was offset by $32,085 and $2,761 used in investing and financing activities, respectively.

Cash flows from operations were not sufficient to fund our requirements during the six months ended March 31, 2008. Our current cash requirements are approximately $14,000 per month.  On July 6, 2007, we issued a promissory note in the amount of $42,430 to the parent company of Public Company Management Services, Inc. (“PCMS”) for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  The note matured on January 6, 2008, and is in default, in which event, we have agreed to confess or stipulate judgment against us for all outstanding principal, unpaid interest and all other amounts due under the note in any lawsuit filed by the holder, and the amount of the judgment will be immediately due and payable.  We have contacted the holder in an effort to extend the date of repayment of the note, but there can be no assurance that we will be successful in negotiating and extension; therefore, we could suffer a judgment related to the note.

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

Income Taxes

Prior to April 8, 2005, we were a limited liability company whereby federal and state income taxes were not payable by, or provided for.  Members were taxed individually on their share of partnership earnings.  From April 8, 2005 going forward, we recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.  During the six months ended March 31, 2008, we incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.

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

PART II – OTHER INFORMATION

Item 3.  Default Upon Senior Securities.

As of the date of filing this report, we have failed to fully pay and are in default on $40,430 of remaining principal and $2,109 of accrued interest on a note payable which matured on January 6, 2008, that we issued to the parent of PCMS for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  We are also subject to late charges equal to 5% of any amount due under the note that is not received by the holder within three (3) days of when such amount is due.

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

Z YACHTS, INC.
Date: May 20, 2008	By: /s/ James G. Weller Name: James G. Weller Title: President and Chief Executive Officer
Date: May 20, 2008	By: /s/ Regina F. Weller Name: Regina F. Weller Title: Chief Financial Officer