Form 10-Q
period 2008-06-30
Z YACHTS, INC.
filed 2008-08-14
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2008

Z YACHTS, INC.

Commission File Number: 0001333675

Nevada	20-2725030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

638 Main St, Lake Geneva, WI	53147
(Address of principal executive offices)	(Zip Code)

(877) 885-1650 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No [X]

As of August 13, 2008, there were 24,000,000 outstanding shares of the registrant's common stock, $.001 par value per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.

INTERIM FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 1A

RISK FACTORS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  INTERIM FINANCIAL STATEMENTS

Z YACHTS, INC.

CONDENSED BALANCE SHEETS

	June 30,	September,
	2008	2007
	(unaudited)	(audited)
Assets
Cash	$ 58	$ 175
Cash, escrow	5,600	11,500
Other current assets	525	390,585
Total current assets	6,183	402,260

Fixed assets, net of accumulated depreciation
of $13,179 and $12,029, respectively	3,550	6,999
Total assets	$ 9,733	$ 409,259

Liabilities and Stockholders’ Deficit
Escrow liability	$ 5,600	$ 11,500
Accounts payable	55,980	57,229
Accounts payable - related parties	69,878	60,995
Accrued expenses	80,843	31,820
Loans from stockholders	454,997	453,498
Note payable	40,430	41,430
Bank lines of credit	243,681	247,968
Total current liabilities	951,409	904,440

Stockholders' deficit
Common stock, $.001 par value, 50,000,000 shares
authorized, 19,572,027 shares issued and outstanding	19,572	19,572
Additional paid in capital	1,508,840	1,508,840
Accumulated deficit	(2,470,088)	(2,023,593)
Total stockholders' deficit	(941,676)	(495,181)

Total liabilities and stockholders' deficit	$ 9,733	$ 409,259

See accompanying notes to the condensed financial statements.

Z YACHTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and Nine Months Ended June 30, 2008 and June 30, 2007

(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2008	2007	2008	2007

Brokerage income	$ 95,771	$ 96,325	$ 216,632	$ 219,976

Operating expenses
General and administrative	102,289	75,187	634,583	238,522
Depreciation expense	875	1,178	3,448	4,016
Total operating expenses	103,164	76,365	638,031	242,538

Net operating loss	(7,393)	19,960	(421,399)	(22,562)

Other income/(expense)
Other expense, interest	(5,227)	(12,249)	(25,095)	(37,358)
Gain on sale of assets	-	-	-	10,000
Total other income/(expense)	(5,227)	(12,249)	(25,095)	(27,358)

Net loss	$ (12,620)	$ 7,711	$ (446,494)	$ (49,920)

Basic and diluted loss per share	$ -	$ -	$ -	$ -

Weighted average shares outstanding (basic and diluted)	19,572,027	19,097,027	19,572,027	19,097,027

See accompanying notes to the condensed financial statements.

Z YACHTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007

Cash Flows From Operating Activities
Net loss	$ (446,494)	$ (49,920)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	3,448	4,016
Imputed interest	-	5,352
Gain on sale of asset held for investment	-	(10,000)
Changes in:
Other current assets	390,060	(596)
Escrow liability	(5,900)	(15,879)
Accounts payable	(1,249)	(21,080)
Accounts payable - related parties	8,883	7,294
Accrued expenses	49,023	6,734

Net cash (used in) operating activities	(2,229)	(74,079)

Cash Flows From Investing Activities
Proceeds from asset held for investment	-	10,000
Change in cash, escrow	5,900	-

Net cash provided by investing activities	5,900	10,000

Cash Flows From Financing Activities
Bank overdraft	-	319
Proceeds from shareholders' loans	1,499	1,500
Payments on note payable	(1,000)	(1,000)
Net change in lines of credit	(4,287)	(3,580)

Net cash (used in) financing activities	(3,788)	(2,761)

Net change in cash	(117)	(66,840)

Cash at beginning of period	175	175

Cash at end of period	$ 58	$ (66,665)

Cash paid for:
Income taxes	$ -	$ -
Interest	13,059	19,868

See accompanying notes to the condensed financial statements.

Z YACHTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. For further information, refer to the financial statements and footnotes thereto for the most recent fiscal year as reported in Form 10-KSB.

NOTE 2 – NOTE PAYABLE

On July 6, 2007, Z Yachts, Inc. (referred to as “Z Yachts,” or “Company”) issued a promissory note in the amount of $42,430, which bears interest at a rate of 12% per annum.  The note requires five monthly payments of $500 with the remainder due on January 6, 2008.  The note was issued in lieu of payment for prior services rendered of $18,430 and future services for six months valued at $24,000.  Interest expense of $1,265 is included in accrued expenses as of June 30, 2008.  The note is in currently in default (see below).

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

NOTE 4 – SALE OF UNREGISTERED EQUITY SECURITES

On July 9, 2008, the Company’s board of directors believed it was in the best interest of the Company to issue Weller Enterprises, Inc. 91,657 restricted shares of the Corporation’s common stock in consideration for services James Weller rendered, to issue Weller Enterprises, Inc. 91,657 restricted shares of the Corporation’s common stock in consideration for services Gina Weller rendered, to issue Jason Eck 91,657 restricted shares of the Corporation’s common stock in consideration for services rendered, to issue Sandy Martini 150,000 restricted shares of the Corporation’s common stock in consideration for services rendered, to issue Kellie Saragusa 3,002 restricted shares of the Corporation’s common stock in consideration for services rendered, to issue Epi Almodovar 2,000,000 restricted shares of the Corporation’s common stock in consideration for services rendered, and to issue Kwajo Sarfoh 2,000,000 restricted shares of the Corporation’s common stock in consideration for services rendered.

The 4,427,973 shares above issued to Weller Enterprises on behalf of James Weller and Gina Weller, Jason Eck, Sandy Martini, Kellie Saragusa, Epi Almodovar and Kwajo Sarfoh in consideration for services rendered on behalf of the Company were valued at $.007 per share, $.001 par value per share of common stock, or $30,996.

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 26 2008, Z Yachts completed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Speedy X Change., a Wisconsin corporation (“Purchaser”), which is controlled by Jason Eck (“Eck”), a director of Z Yachts. On July 26, 2008, the Company’s board of directors approved the sale of assets subject to the terms of the Asset Purchase Agreement and determined that such transaction was in the best interests of the Company and its stockholders. Pursuant to the Asset Purchase Agreement, the Company agreed to sell to Purchaser, on an “AS IS” “WHERE IS” basis, certain assets consisting of the Company’s furniture, trade exposition booth and website and certain Escrow Deposits relating to pending boat sales (“Purchased Assets”).  The purchase price for the Purchased Assets was $6,927. Of this amount, $3,581 comprised certain assumed liabilities and the remaining $3,346 was paid in lieu of a partial release of amounts loaned by Eck to the Company, with the remaining outstanding amount still owed to Eck to remain due and payable (“Eck Partial Release”).   The Purchase Price was determined based on the carrying value of the Purchased Assets on the books of the Company.

The Asset Purchase Agreement and the Eck Partial Release were filed as Exhibits 10.1 and 10.2 to the Form 8-K, respectively, that was filed on August 1, 2008.

NOTE 6 – NON-BINDING TERM SHEET

On July 11, 2008, the Company executed a non-binding Amended Term Sheet (“Term Sheet”) with Boveran, Inc. with respect to a proposed transaction at a time to be determined in the future whereby certain selling shareholders of the Company would sell a controlling interest in the Company to Boveran, Inc. and Boveran, Inc. would merge with the Company.

Pursuant to such Term Sheet, Boveran, Inc. would assume certain accounts payable and shareholder loans of the Company and certain principals of the Company would exchange the principal amount of loans they have made to the Company for an aggregate of 591,000 shares of the Company’s common stock.  The Term Sheet provided that the Company would issue an aggregate of 4,000,000 shares of the Company’s common stock to Mssrs. Almodovar and Sarfoh who provided advisory services to the Company in connection with the proposed transaction and that other than the shares proposed to be sold to Boveran Inc., no more than 7,092,000 shares of the Company’s common stock would be outstanding at the time of the closing of the proposed transaction.  The proposed transaction is subject to the negotiation and execution of a Stock Purchase Agreement and related documentation and satisfaction of all terms and conditions to be detailed therein.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained herein, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. The terms “Z Yachts,” “we,” “us,” “our,” and the “Company” refer to Z Yachts, Inc.

Overview

Z Yachts, Inc. was initially formed as a limited liability company in the State of Florida on December 3, 2002.  Z Yachts, LLC was converted to a corporation, Z Yachts, Inc. on April 8, 2005 in the State of Nevada.

Prior to July 26, 2008, the Company was a full-service brokerage company that served both recreational boaters and the marine industry. Its primary business was the brokerage sale of new and previously-owned recreational vessels for which the Company received a commission of between 8% and 10% of the selling price. Prior to the change of its business, Z Yachts offered an extremely large selection of pre-owned yachts, cruisers, houseboats, sport-fishers, high performance and ski boats. Since its formation through July 26, 2008, the Company’s network had grown to include 10 contract marine brokers with locations in 8 states and aggregate brokerage listings of more than $10 million.

On July 26, 2008, the Company determined that it would no longer operate its business as a broker for the sale of new and previously owned recreational vessels. Instead, from and after July 26, 2008, the Company’s board of directors adopted a business plan of cancer detection technologies. The Company will now acquire established pathology labs and medical diagnostic companies and introduce new automation and cancer detection technologies to the marketplace. The Company believes that the application of automated cancer detection technologies will provide physicians and laboratories with the genomic information necessary to determine the presence or absence of cancer by reducing the uncertainty for the pathologist and consumer by eliminating false positive and false negatives resulting from current conventional and inaccurate cancer diagnostic techniques.

On July 26, 2008, in support of its new business plan, the Company’s directors and the majority stockholders approved to amend the Company’s certificate of incorporation to change the name of the Company to Boveran Diagnostics, Inc. The certificate of amendment reflecting the change of the Company’s business name was filed with the Nevada Secretary of State on July 31, 2008, with an effective date of August 13, 2008.

Prior to the change of its business, the Company also provided assistance in arranging financing and insurance, sold extended service agreements and provided other services through its relationships with independent lenders, insurers and service providers.

Known Trends Events and Uncertainties

The resale of pre-owned vessels was highly seasonal and significantly affected by general economic factors, tax laws, fuel prices and weather.  The resale industry was also highly fragmented and characterized by numerous local participants in each local market with little national market presence.

Overall, the recreational boating industry was down in 2007; however, used boat sales were up 13% over previous year sales according to industry publications.  As a result, prior to the change of our business to cancer detection technologies, for the first three quarters of the 2008 fiscal year we stopped offering new boats and focused efforts on previously owned boats.

Results of Operations for the Nine Months Ended June 30, 2008 Compared to the Nine Months Ended June 30, 2007.

As of June 30, 2008, we had 164 vessels with an aggregate offering price of $17,459,870 listed through our brokerages. Due to the overall downturn in the U.S. economy and higher fuel prices, both sales and listings were lower during the nine months ended June 30, 2008.

Our brokerage income for the nine months ended June 30, 2008 was $216,632.  This was a decrease of $3,344, or 1.5%, as compared to brokerage income of $219,976 for the nine months ended June 30, 2007.  The decrease in brokerage income was due to decreased sales as a result of the overall downturn in the U.S. economy and higher fuel prices.

General and administrative expenses for the nine months ended June 30, 2008 were $634,583.  This was an increase of $396,061, or 166%, as compared to general and administrative expenses of $238,522 for the nine months ended June 30, 2007.  During the nine months ended June 30, 2008, we incurred consulting fees of $390,385 related to the shares of common stock that we issued to the parent company of Public Company Management Services, Inc. (“PCMS”) for PCMS to provide us with regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.

Depreciation expense for the nine months ended June 30, 2008 was $3,448.  This is a decrease of $568, or 14%, as compared to depreciation expense of $4,016 for the nine months ended June 30, 2007.  The decrease in depreciation expense was due to a reduction in fixed assets.

Interest expense for the nine months ended June 30, 2008 was $25,095.  This is a decrease of $12,263, or 33%, as compared to interest expense of $37,358 for the nine months ended June 30, 2007.  The decrease in interest expense is due to the fact that we had imputed interest of $12,263 during the nine months ended June 30, 2007, which we did not have during the nine months ended June 30, 2008.

We had net loss of $446,494 (or basic and diluted loss per share of $0.00) for the nine months ended June 30, 2008, as compared to net loss of $49,920 (or basic and diluted loss per share of $0.00) for the nine months ended June 30, 2007.  The increase in net loss was primarily due to a decrease in boats sold and an increase in general and administrative expenses, discussed above.

Liquidity and Capital Resources

As of June 30, 2008, we had total current assets of $6,183 consisting of cash of $58, cash escrow of $5,600 and other current assets of $525.

As of June 30, 2008, we had total current liabilities of $951,409 consisting of loans from stockholders of $454,997, bank lines of credit of $243,681, accounts payable to related parties of $69,878, accrued expenses of $80,843, accounts payable of $55,980, a note payable of $40,430 which is in default (discussed below) and escrow liability of $5,600 relating to deposits received from buyers in connection with pending sales. Accrued expenses consisted of credit card payables, sales tax payable, outstanding payroll liabilities and accrued interest.

We have outstanding bank lines of credit which are fully utilized.

We had negative working capital of $945,226 as of June 30, 2008. The ratio of current assets to current liabilities was .7% as of June 30, 2008.

During the nine months ended June 30, 2008, net cash decreased by $117; consisting of $2,229 provided by operating activities which was offset by $5,900 provided by investing activities and $3,788 used in  financing activities.

Cash flows from operations were not sufficient to fund our requirements during the nine months ended June 30, 2008. As of June 30, 2008, our cash requirements were approximately $14,000 per month.  On July 6, 2007, we issued a promissory note in the amount of $42,430 to the parent company of Public Company Management Services, Inc. (“PCMS”) for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  The note matured on January 6, 2008, and is in default, in which event, we have agreed to confess or stipulate judgment against us for all outstanding principal, unpaid interest and all other amounts due under the note in any lawsuit filed by the holder, and the amount of the judgment will be immediately due and payable.

We have contacted the holder in an effort to extend the date of repayment of the note, but there can be no assurance that we will be successful in negotiating and extension; therefore, we could suffer a judgment related to the note.

We are having difficulty meeting our current cash requirements as discussed above regarding a note payable which is in default.  We estimate that we will need to raise approximately $1,000,000 of additional capital during the next three months in order to meet our cash requirements and fund our operations.  To conserve cash we no longer pay salaries and benefits for management and have frozen all increases in marketing and technology expenditures.  We plan to obtain additional capital from the sale of our common stock to fund any deficiency, delay or curtail planned expansion or further curtail marketing or technology budgets.  At this time, we have not secured any additional financing. We do not have any firm commitments of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds on terms satisfactory to us, or at all, it could cause us to further delay, curtail, scale back or forgo some or all of our operations or we could cease to exist.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Income Taxes

Prior to April 8, 2005, we were a limited liability company whereby federal and state income taxes were not payable by, or provided for.  Members were taxed individually on their share of partnership earnings.  From April 8, 2005 going forward, we recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.  During the nine months ended June 30, 2008, we incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Plan of Operations for the Year Ending September 30, 2008

On July 26, 2008, the Company determined that it would no longer operate its business as a broker for the sale of new and previously owned recreational vessels. Instead, from and after July 26, 2008, the Company’s board of directors agreed to adopt a business plan of cancer detection technologies.

The Company will now acquire established pathology labs and medical diagnostic companies and introduce new automation and cancer detection technologies to the marketplace. The Company believes that the application of automated cancer detection technologies will provide physicians and laboratories with the genomic information necessary to determine the presence or absence of cancer by reducing the uncertainty for the pathologist and consumer by eliminating false positive and false negatives resulting from current conventional and inaccurate cancer diagnostic techniques.

Item 3.

       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required  disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.

RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

On July 9, 2008, the Company’s board of directors believed it was in the best interest of the Corporation to issue Weller Enterprises, Inc. 91,657 restricted shares of the Corporation’s common stock in consideration for services James Weller rendered, to issue Weller Enterprises, Inc. 91,657 restricted shares of the Corporation’s common stock in consideration for services Gina Weller rendered, to issue Jason Eck 91,657 restricted shares of the Corporation’s common stock in consideration for services rendered, to issue Sandy Martini 150,000 restricted shares of the Corporation’s common stock in consideration for services rendered, to issue Kellie Saragusa 3,002 restricted shares of the Corporation’s common stock in consideration for services rendered, to issue Epi Almodovar 2,000,000 restricted shares of the Corporation’s common stock in consideration for services rendered, and to issue Kwajo Sarfoh 2,000,000 restricted shares of the Corporation’s common stock in consideration for services rendered.

The 4,427,973 shares above issued to Weller Enterprises on behalf of James Weller and Gina Weller, Jason Eck, Sandy Martini, Kellie Saragusa, Epi Almodovar and Kwajo Sarfoh in consideration for services rendered on behalf of the Company were valued at $.007 per share, $.001 par value per share of common stock, or $30,996.

Except as above and as may have previously been disclosed on a current report on Form 8-K, a quarterly report on Form 10-Q or a registration statement, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 9, 2008, the Company’s board of directors believed it was in the best interest of the Company to issue Weller Enterprises, Inc. 91,657 restricted shares of the Corporation’s common stock in consideration for services James Weller rendered, to issue Weller Enterprises, Inc. 91,657 restricted shares of the Corporation’s common stock in consideration for services Gina Weller rendered, to issue Jason Eck 91,657 restricted shares of the Corporation’s common stock in consideration for services rendered, to issue Sandy Martini 150,000 restricted shares of the Corporation’s common stock in consideration for services rendered, to issue Kellie Saragusa 3,002 restricted shares of the Corporation’s common stock in consideration for services rendered, to issue Epi Almodovar 2,000,000 restricted shares of the Corporation’s common stock in consideration for services rendered, and to issue Kwajo Sarfoh 2,000,000 restricted shares of the Corporation’s common stock in consideration for services rendered.

On July 11, 2008, the Company’s majority stockholders executed a non-binding Amended Term Sheet (“Term Sheet”) with Boveran, Inc. with respect to a proposed transaction at a time to be determined in the future whereby certain selling shareholders of the Company would sell a controlling interest in the Company to Boveran, Inc. and Boveran, Inc. would merge with the Company.

Pursuant to such Term Sheet, Boveran, Inc. would assume certain accounts payable and shareholder loans of the Company and certain principals of the Company would exchange the principal amount of loans they have made to the Company for an aggregate of 591,000 shares of the Company’s common stock.  Pursuant to the Term Sheet, the Company issued an aggregate of 4,000,000 shares of the Company’s common stock

Mssrs. Almodovar and Sarfoh who provided advisory services to the Company in connection with the proposed transaction. Further, other than the shares proposed to be sold to Boveran Inc., no more than 7,092,000 shares of the Company’s common stock would be outstanding at the time of the closing of the proposed transaction.  The proposed transaction is subject to the negotiation and execution of a Stock Purchase Agreement and related documentation and satisfaction of all terms and conditions to be detailed therein.

On July 26, 2008, the Company’s board of directors approved the sale of assets subject to the terms of the Asset Purchase Agreement and determined that such transaction was in the best interests of the Company and its stockholders.

On July 26, 2008, the Company’s board of directors approved  of the resignations of James G. Weller from his positions as Chief Executive Officer, President and a director of the Company effective July 26, 2008 and Regina F. Weller from her positions as Chief Financial Officer, Treasurer  and Secretary effective July 26, 2008.  The letters of resignation for of James G. Weller and Regina F. Weller were filed as Exhibits 10.4 and 10.5 to the Form 8-K, respectively, filed on August 1, 2008.

On this same date, the Company’s board of directors appointed Anthony K. Welch as Chief Executive Officer, Chief Financial Officer, principal accounting officer, President, Secretary, Treasurer and a director of the Company to be effective immediately upon the aforementioned resignations, which were presented and accepted by the Company on July 26, 2008.

On July 26, 2008, the Company determined that it would no longer operate its business as a broker for the sale of new and previously owned recreational vessels. Instead, from and after July 26, 2008, the Company’s board of directors agreed to adopt a business plan of cancer detection technologies. The Company will now acquire established pathology labs and medical diagnostic companies and introduce new automation and cancer detection technologies to the marketplace.

On July 26, 2008, in support of its new business plan, the Company’s directors and the majority stockholders approved to amend the Company’s certificate of incorporation to change the name of the Company to Boveran Diagnostics, Inc., to reauthorize Fifty Million (50,000,000) shares of common stock, $.001 par value per share of common stock, and to authorize Ten Million (10,000,000) shares of preferred stock, $.001 par value per share of preferred stock.

On July 26, 2008, the Company approved that the directors and the majority stockholders of the Company are authorized, in their sole discretion, to affect a reverse split of the Company's common stock based upon a ratio of not less than one-for-two nor more than one-for-five shares at any time subsequent to August 1, 2009. Notwithstanding the approval of this resolution, the directors and majority stockholders may, in their sole discretion, determine not to effect, and abandon, the reverse stock split without further action by the Company’s Directors and the Majority Stockholders.

ITEM 5.

OTHER INFORMATION

Non-Binding Term Sheet

On July 11, 2008, the Company executed a non-binding Amended Term Sheet (“Term Sheet”) with Boveran, Inc. with respect to a proposed transaction at a time to be determined in the future whereby certain selling shareholders of the Company would sell a controlling interest in the Company to Boveran, Inc. and Boveran, Inc. would merge with the Company

Pursuant to such Term Sheet, Boveran, Inc. would assume certain accounts payable and shareholder loans of the Company and certain principals of the Company would exchange the principal amount of loans they have made to the Company for an aggregate of 591,000 shares of the Company’s common stock.  The Term Sheet provided that the Company would issue an aggregate of 4,000,000 shares of the Company’s common stock to Mssrs. Almodovar and Sarfoh who provided advisory services to the Company in connection with the proposed transaction and that other than the shares proposed to be sold to Boveran Inc., no more than 7,092,000 shares of the Company’s common stock would be outstanding at the time of the closing of the proposed transaction.  The proposed transaction is subject to the negotiation and execution of a Stock Purchase Agreement and related documentation and satisfaction of all terms and conditions to be detailed therein.

Asset Purchase Agreement

On July 26 2008, Z Yachts entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Speedy X Change., a Wisconsin corporation (“Purchaser”), which is controlled by Jason Eck (“Eck”), a director of Z Yachts. On July 26, 2008, the Company’s board of directors approved the sale of assets subject to the terms of the Asset Purchase Agreement and determined that such transaction was in the best interests of the Company and its stockholders. Pursuant to the Asset Purchase Agreement, the Company agreed to sell to Purchaser, on an “AS IS” “WHERE IS” basis, certain assets consisting of the Company’s furniture, trade exposition booth and website and certain Escrow Deposits relating to pending boat sales (“Purchased Assets”).  The purchase price for the Purchased Assets was $6,927. Of this amount, $3,581 comprised certain assumed liabilities and the remaining $3,346 was paid in lieu of a partial release of amounts loaned by Eck to the Company, with the remaining outstanding amount still owed to Eck to remain due and payable (“Eck Partial Release”).   The Purchase Price was determined based on the carrying value of the Purchased Assets on the books of the Company.   The Asset Purchase Agreement and the Eck Partial Release were filed as Exhibits 10.1 and 10.2 to the Form 8-K, respectively, filed on July 31, 2008.

Completion of Disposition of Assets

On July 26 2008, the Company completed the sale of the Purchased Assets with Purchaser. Pursuant to the Asset Purchase Agreement, the Company sold to Purchaser, on an “AS IS” “WHERE IS” basis, the Purchased Assets.  The purchase price for the Purchased Assets was $6,927. Of this amount, $3,581 comprised certain assumed liabilities and the remaining $3,346 was paid in lieu of a partial release of amounts loaned by Eck to the Company.

Departure of Director or Principal Officers; Election of Directors;  Appointment of Principal Officers

On July 26, 2008, the Company’s board of directors approved  of the resignations of James G. Weller from his positions as Chief Executive Officer, President and a director of the Company effective July 26, 2008 and Regina F. Weller from her positions as Chief Financial Officer, Treasurer  and Secretary effective July 26, 2008.  The letters of resignation for of James G. Weller and Regina F. Weller were filed as Exhibits 10.4 and 10.5 to the Form 8-K, respectively, filed on August 1, 2008.

On this same date, the Company’s board of directors appointed Anthony K. Welch as Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer and a director of the Company to be effective immediately upon the aforementioned resignations, which were presented and accepted by the Company on July 26, 2008.

Anthony K. Welch (40) has served as acting Chairman and CEO of Boveran, Inc. since January 2007 and also serves as interim Chairman of Modern Technology Corp. and Encore Energy Systems. Since May 2004, Mr. Welch has served as Chairman for Encore Energy Systems, a company in the business of providing energy conservation solutions and patent licensing for its geothermal technologies. Prior to May 2004, Mr. Welch was Managing Member of Maxim Advisors, a Mergers and Acquisitions consulting firm. Concurrent with his position in Encore Energy Systems, beginning in March 2004, Mr. Welch serves as Chairman for Modern Technology Corp, a company in the business of acquiring specialized assets and technology.   Mr. Welch holds an NASD Series 65 License.

The Company and Mr. Welch have not entered into an employment agreement. Mr. Welch has not been named to any committees of the Company’s Board of Directors and any committees of the Company’s Board of Directors to which Mr. Welch may be named have not been determined as of the filing of this report.

Change of Business and Name

On July 26, 2008, the Company determined that it would no longer operate its business as a broker for the sale of new and previously owned recreational vessels. Instead, from and after July 26, 2008, the Company’s board of directors agreed to adopt a business plan of cancer detection technologies. The Company will now acquire established pathology labs and medical diagnostic companies and introduce new automation and cancer detection technologies to the marketplace. The Company believes that the application of automated cancer detection technologies will provide physicians and laboratories with the genomic information necessary to determine the presence or absence of cancer by reducing the uncertainty for the pathologist and consumer by eliminating false positive and false negatives resulting from current conventional and inaccurate cancer diagnostic techniques.

On July 26, 2008, in support of its new business plan, the Company’s directors and the majority stockholders approved to amend the Company’s certificate of incorporation to change the name of the Company to Boveran Diagnostics, Inc. The certificate of amendment was filed with the Nevada Secretary of State on July 31, 2008, with an effective date of August 13, 2008.

Changes to Capital Stock

On July 26, 2008, the certificate of amendment was filed with the Nevada Secretary of State on July 31, 2008, with an effective date of August 13, 2008, to reauthorize Fifty Million (50,000,000) shares of common stock, $.001 par value per share of common stock, and to authorize Ten Million (10,000,000) shares of preferred stock, $.001 par value per share of preferred stock.

The shares of preferred stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by the board of directors of the Company prior to the issuance of any shares thereof.  The Preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by the board of directors prior to the issuance of any shares thereof.  The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of the capital stock of the corporation entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to any preferred stock designation.

On July 26, 2008, the Company approved that the directors and the majority stockholders of the Company are authorized, in their sole discretion, to affect a reverse split of the Company's common stock based upon a ratio of not less than one-for-two nor more than one-for-five shares at any time subsequent to August 1, 2009. Notwithstanding the approval of this resolution, the directors and majority stockholders may, in their sole discretion, determine not to effect, and abandon, the reverse stock split without further action by the Company’s Directors and the Majority Stockholders.

The certificate of amendment was filed with the Nevada Secretary of State on July 31, 2008, with an effective date of August 13, 2008, and filed as Exhibit 10.3 to the Form 8-K filed on August 1, 2008.

ITEM 6.

EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Z YACHTS, INC.
Date: August 14, 2008	By: /s/ Anthony K. Welch Name: Anthony K. Welch Title: Chief Executive Officer and Chief Financial Officer