Form 10KSB
period 2008-09-30
Boveran Diagnostics, Inc.
filed 2009-02-13
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ____________

Commission File Number 333-127597

BOVERAN DIAGNOSTICS, INC.

(Name of small business issuer in its charter)

Nevada	20-2725030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

638 Main Street, Lake Geneva, Wisconsin	53147
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (954) 495-9334

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

Yes [ ]  No [X]

The issuer’s revenue for the most recent fiscal year ended September 30, 2008 was $247,023.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $300,000 as of December 31, 2008, based upon the per share closing sale price of $0.05 on such date.

As of December 31, 2008, there were outstanding 24,000,000 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Form 10-KSB

For the Fiscal Year Ended September 30, 2008

TABLE OF CONTENTS

Page

PART I

Item 1.

Description of Business.

3

Item 2.

Description of Property.

4

Item 3.

Legal Proceedings.

4

Item 4.

Submission of Matters to a Vote of Security Holders.

4

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

5

Item 6.

Management’s Discussion and Analysis.

6

Item 7.

Financial Statements.

11

Item 8.

Changes In and Disagreements With Accountants on Accounting

and Financial Disclosure.

22

Item 8A.

Controls and Procedures.

22

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and

Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

22

Item 10.

Executive Compensation.

23

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters.

24

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

25

Item 13.  Exhibits.

25

Item 14.

Principal Accountant Fees and Services.

26

Form 10-KSB

For the Fiscal Year Ended September 30, 2008

PART I

Forward Looking Statement

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof. We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. For further information regarding these risks and uncertainties, please refer to publicly available documents that we have filed with the Securities and Exchange Commission (the “SEC”). Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events.  The terms “Boveran,” “Boveran Diagnostics,” “we,” “us,” “our,” and the “Company” refer to Boveran Diagnostics, Inc.

Item 1.

Description of Business.

Prior to July 26, 2008, the Company was known as Z Yachts, Inc., the successor of a limited liability company founded in December 2002 in the state of Florida which then became a corporation on April 8, 2005 in the State of Nevada. Z Yachts, Inc. was a full-service brokerage company that served both recreational boaters and the marine industry and had as its primary business the brokerage sale of new and previously-owned recreational vessels.

On July 26, 2008, the Company determined that it would no longer operate as a broker for the sale of new and previously owned recreational vessels. Instead, from and after July 26, 2008, the Company’s board of directors agreed to adopt a business plan of developing cancer detection technologies and to change its name to Boveran Diagnostics, Inc in light of its new change in business. Although it has not yet done so, the Company’s strategy has since been to acquire established pathology labs and medical diagnostic companies and introduce new automation and cancer detection technologies to the marketplace. The Company believes that the application of automated cancer detection technologies will provide physicians and laboratories with the genomic information necessary to determine the presence or absence of cancer by reducing the uncertainty for the pathologist and consumer by eliminating false positive and false negatives resulting from current conventional and inaccurate cancer diagnostic techniques.

In pursuance of this new business direction, on July 26 2008, Z Yachts entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Speedy X Change., a Wisconsin corporation (“Purchaser”), which is controlled by Jason Eck (“Eck”), a director of Z Yachts and of the Company. On July 26, 2008, the Company agreed to sell to Purchaser, on an “AS IS” “WHERE IS” basis, certain assets consisting of the Company’s furniture, trade exposition booth and website and certain Escrow Deposits relating to pending boat sales (“Purchased Assets”).  The purchase price for the Purchased Assets was $6,927. Of this amount, $3,581 comprised certain assumed liabilities and the remaining $3,346 was paid in lieu of a partial release of amounts loaned by Eck to the Company, with the remaining outstanding amount still owed to Eck to remain due and payable (“Eck Partial Release”).   The Purchase Price was determined based on the carrying value of the Purchased Assets on the books of the Company.

In furtherance of the new business plan, the Company’s board of directors, on July 26, 2008, approved the resignations of James G. Weller from his positions as Chief Executive Officer, President and a director of the Company effective July 26, 2008 and Regina F. Weller from her positions as Chief Financial Officer, Treasurer  and Secretary effective July 26, 2008.  On this same date, the Company’s board of directors appointed Anthony K. Welch as Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer and a director of the Company to be effective immediately upon the aforementioned resignations, which were presented and accepted by the Company on July 26, 2008. On August 22, 2008, the Company’s remaining board of directors established a Business Advisory Board and appointed Dr. Kary Mullis, PhD, Jr. as chairman and as a member of the Business Advisory Board and Dr. Peter Duesberg, PhD, Jr. as a member of the Business Advisory Board.

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

Item 4.

Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report:

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

On July 11, 2008, the Company’s majority stockholders executed a non-binding Amended Term Sheet (“Term Sheet”) with Boveran, Inc. with respect to a proposed transaction at a time to be determined in the future whereby certain selling shareholders of the Company would sell a controlling interest in the Company to Boveran, Inc. and Boveran, Inc. would merge with the Company. Pursuant to such Term Sheet, Boveran, Inc. would assume certain accounts payable and shareholder loans of the Company and certain principals of the Company would exchange the principal amount of loans they have made to the Company for an aggregate of 591,000 shares of the Company’s common stock. Pursuant to such Term Sheet, Boveran, Inc. would purchase 17,499,000 shares of common stock for a total purchase price of $692,510.  Pursuant to the Term Sheet, the Company issued an aggregate of 4,000,000 shares of the Company’s common stock to Mssrs. Almodovar and Sarfoh who provided advisory services to the Company in connection with the proposed transaction. Further, other than the shares proposed to be sold to Boveran Inc., no more than 7,092,000 shares of the Company’s common stock would be outstanding at the time of the closing of the proposed transaction.  The proposed transaction is subject to the negotiation and execution of a Stock Purchase Agreement and related documentation and satisfaction of all terms and conditions to be detailed therein.

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

On July 26, 2008, the Company determined that it would no longer operate its business as a broker for the sale of new and previously owned recreational vessels. Instead, from and after July 26, 2008, the Company’s board of directors agreed to adopt a business plan of cancer detection technologies and plans to acquire established pathology labs and medical diagnostic companies and introduce new automation and cancer detection technologies to the marketplace.

On July 26, 2008, in support of its new business plan, the Company’s directors and the majority stockholders approved to amend the Company’s certificate of incorporation to change the name of the Company to Boveran Diagnostics, Inc. The certificate of amendment was filed with the Nevada Secretary of State on July 31, 2008, with an effective date of August 13, 2008.

On July 26, 2008, the Company’s directors and the majority stockholders approved to amend the Company’s certificate of incorporation to change the name of the Company to Boveran Diagnostics, Inc., to reauthorize Fifty Million (50,000,000) shares of common stock, $.001 par value per share of common stock, and to authorize Ten Million (10,000,000) shares of preferred stock, $.001 par value per share of preferred stock.

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

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Market Information

On August 18, 2008, our symbol was changed from “ZYAT” to “BOVD” in conjunction with our change of name from Z Yachts, Inc. to Boveran Diagnostics, Inc.  Our common stock was first cleared for quotation on the OTCBB under the symbol “ZYAT” on December 6, 2007.  Prior to that, there was no market for our common stock.

Holders of Record

As of December 31, 2008 we had fifty-one (51) registered holders of our common stock.

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

Unregistered Sales of Equity Securities

On July 9, 2008, the Company’s board of directors issued a total of 4,427,973 shares to the following entity and individuals: Weller Enterprises on behalf of James Weller and Gina Weller, Jason Eck, Sandy Martini, Kellie Saragusa, Epi Almodovar and Kwajo Sarfoh in consideration for services rendered on behalf of the Company.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act because of the limited number of persons involved in each transaction, our previous relationship with the recipients, the access of such person to information about us that would have been available in a public offering and the absence of any public solicitation or advertising.  Also, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Item 6.

Management’s Discussion and Analysis.

You should read the following Management’s Discussion and Analysis together with our financial statements and notes to those financial statements included elsewhere in this report. This discussion contains forward-looking statements that are based on our management’s current expectations, estimates and projections about our business and operations. Our actual results may differ from those currently anticipated and expressed in such forward-looking statements. The terms “Boveran” “we,” “us,” “our,” and the “Company” refer to Boveran Diagnostics, Inc.

Overview

The Company’s strategy is to acquire established pathology labs and medical diagnostic companies and introduce new automation and cancer detection technologies to the marketplace. The Company believes that the application of automated cancer detection technologies will provide physicians and laboratories with the genomic information necessary to determine the presence or absence of cancer by reducing the uncertainty for the pathologist and consumer by eliminating false positive and false negatives resulting from current conventional and inaccurate cancer diagnostic techniques.

Results of Operations For The Year Ended September 30, 2008 Compared to the Year Ended September 30, 2007

Our brokerage income for the twelve months ended September 30, 2008 was $247,023.  This was a decrease of $107,177, or 30%, as compared to brokerage income of $354,200 for the twelve months ended September 30, 2007.  The decrease in brokerage income was due to a decrease in the number of vessels sold due to tighter credit conditions and the overall current unfavorable market conditions and also from a change in our business from a full-service brokerage company to a cancer detection technology company.

General and administrative expenses for the twelve months ended September 30, 2008 were $714,812.  This was a decrease of $14,599, or 2%, as compared to general and administrative expenses of $729,411 for the twelve months ended September 30, 2007.

Depreciation expense for the twelve months ended September 30, 2008 was $3,653.  This is a decrease of $1,060, or 23%, as compared to depreciation expense of $4,713 for the twelve months ended September 30, 2007.  The decrease in depreciation expense was due to a reduction in fixed assets.

Interest expense for the twelve months ended September 30, 2008 was $36,754.  This is a decrease of $6,652, or 15%, as compared to interest expense of $43,406 for the twelve months ended September 30, 2007.  The decrease in interest expense is due to a decrease in outstanding debt.

Other income for the twelve months ended September 30, 2008 was $56,603.  This was an increase of $56,603, or 100%, as compared to other income of $0 for the twelve months ended September 30, 2007.  The increase is primarily attributable to the receipt of non-refundable deposit of $50,000.

We had no gain on the sale of assets for the twelve months ended September 30, 2008, as compared to the gain on the sale of assets of $10,000 for the twelve months ended September 30, 2007.

We had net loss of $451,593 (or basic and diluted loss per share of $0.02) for the twelve months ended September 30, 2008, as compared to net loss of $413,330 (or basic and diluted loss per share of $0.02) for the twelve months ended September 30, 2007.  The increase in net loss was primarily due to the decrease in net brokerage income, discussed above.

Liquidity and Capital Resources

As of September 30, 2008, we had total current assets of $4,295 consisting of a deposit of $4,245, and other current assets of $50.

As of September 30, 2008, we had total current liabilities of $916,492 consisting of loans from stockholders of $451,652, bank lines of credit of $243,221, accounts payable to related parties of $73,846, accrued expenses of $55,271, a note payable of $40,430 which is in default (discussed below), accounts payable of $51,537 and bank overdraft of $535. Accrued expenses consisted of credit card liabilities and accrued interest.  See “Item 12. Certain relationships and Related Transactions” for a discussion regarding the loans from stockholders and accounts payable to related parties.

We had negative working capital of $912,197 as of September 30, 2008. The ratio of current assets to current liabilities was .005% as of September 30, 2008.

During the twelve months ended September 30, 2008, net cash decreased $175; consisting of $15,572 provided by operating activities, $11,500 used in financing activities and $4,247 used in investing activities.

Cash flows from operations were not sufficient to fund our requirements during the twelve months ended September 30, 2008. Our current cash requirements are approximately $6,500 per month. To make up the short fall, we utilized a portion of the $50,000 non-refundable deposit we received upon executing a non-binding Amended Term Sheet that was executed on July 11, 2008 with Boveran, Inc., an unrelated third party cancer detection technology company, with respect to a proposed transaction whereby certain shareholders of the Company would sell a controlling interest in the Company to Boveran, Inc. and Boveran, Inc. would merge with the Company.

We are in the process of negotiating our outstanding debt with our creditors. In December 2008 we renegotiated and settled the outstanding balance on our line of credit with Washington Mutual. As a result, Washington Mutual has agreed to reduce the line of credit from $22,632 to $4,429.

On July 6, 2007, we issued a promissory note in the amount of $42,430 to PCMS’ parent company for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  The note matured on January 6, 2008, and is currently in default, in which event, we have agreed to confess or stipulate judgment against us for all outstanding principal, unpaid interest and all other amounts due under the note in any lawsuit filed by the holder, and the amount of the judgment will be immediately due and payable.  We have contacted the holder in an effort to extend the date of repayment of the note, but there can be no assurance that we will be successful in negotiating an extension; therefore, we could suffer a judgment related to the note.

We are having difficulty meeting our current cash requirements as discussed above regarding a note payable which is in default.  We estimate that we will need to raise $100,000 of additional capital during the next twelve months in order to meet our cash requirements and fund our operations.  To conserve cash we do not pay salaries and benefits for management and have not yet incurred any marketing or technology expenditures.

We plan to obtain additional capital from the sale of our common stock or through additional loans from our stockholders and if we are unsuccessful in such efforts we will delay or curtail the new business direction of cancer detection technologies or seek a business combination or merger transaction.  At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds on terms satisfactory to us, or at all, it could cause us to further delay, curtail, scale back or forgo some or all of our operations such as withdrawing from the cancer detection technology market or we could cease to exist.

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

Income Taxes

Prior to April 8, 2005, we were a limited liability company whereby federal and state income taxes were not payable by, or provided for.  Members were taxed individually on their share of partnership earnings.  From April 8, 2005 going forward, we recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.  During fiscal 2008, we incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Plan of Operations for the Year Ending September 30, 2008

We intend to grow our existing organization by obtaining financing and acquiring established pathology labs and medical diagnostic companies and introducing new automation and cancer detection technologies to the marketplace. If we are unable to obtain the requisite financing we will withdraw from the cancer detection market and seek a business combination or merger transaction.

Risk Factors

Our financial condition and results of operations raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2008, we had total stockholders’ deficit of $912,197, including an accumulated operating deficit of $2,475,186.  In addition, we incurred net losses of $451,593 and $413,330 for the twelve months ended September 30, 2008 and 2007, respectively.  Our ability to continue as a going concern is dependent upon our ability secure additional funding and attaining profitable operations.  We do not have any commitments and have not identified sources of additional funding and we cannot assure you that we will be able to attain or maintain profitable operation.  These conditions raise substantial doubt as to our ability to continue as a going concern.

We have losses which we expect to continue into the future and there is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably or we are unable to raise additional funds, we may enter into a business combination which may ultimately decrease shareholder value or cause us to cease operations.

We expect to incur operating losses in future periods due to the change in our business to cancer detection technologies from yacht brokerage sales.  We cannot be sure that we will be successful in generating revenues in the future and in the event we are unable to generate sufficient revenues or raise additional funds we will analyze all avenues of business opportunities.  Management may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.  Such a business combination may ultimately fail, decreasing the liquidity of the Company and shareholder value or cause us to cease operations, and investors would be at risk to lose all or part of their investment in us.

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

We have a short operating history from which to evaluate our prospects.

On July 26, 2008, the Company determined that it would no longer operate its business as a broker for the sale of new and previously owned recreational vessels. Instead, from and after July 26, 2008, the Company’s board of directors agreed to adopt a business plan of cancer detection technologies. Our new planned operations are subject to the risks inherent in the establishment of a new business enterprise including the ability to attract and retain management and operating personnel, availability of adequate financing, management of daily operations, implementation of communication and control systems, and acceptance of new business methods.  We do not have an adequate history of operations from which to evaluate our performance.

We are dependent upon certain key officers and employees.

Our success is dependent upon the expertise and management decisions of Anthony K. Welch as Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer and a director of the Company.  The loss of services of Mr. Welch could adversely affect our financial condition and results of operations.

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

On August 18, 2008, our symbol was changed from “ZYAT” to “BOVD” in conjunction with our change of name from Z Yachts, Inc. to Boveran Diagnostics, Inc.  Our common stock was first cleared for quotation on the OTCBB under the symbol “ZYAT” on December 6, 2007.  Prior to that, there was no market for our common stock. The trading price of our common stock has been volatile since it began trading and will likely continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

Item 7.

Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Boveran Diagnostics, Inc.

Lake Geneva, WI

We have audited the accompanying balance sheet of Boveran Diagnostics, Inc. as of September 30, 2008 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended September 30, 2008.  Boveran Diagnostics, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boveran Diagnostics, Inc. as of September 30, 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Boveran Diagnostics, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Boveran Diagnostics, Inc. has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arcangelo & Co., LLP

February 13, 2009

Poughkeepsie, New York

Boveran Diagnostics, Inc

Balance Sheet

September 30, 2008

September 30, 2008

Assets
Escrow deposit	$ 4,245
Other current asset	50
Total current assets	4,295

Fixed assets, net of accumulated depreciation
of $13,179	-
Total assets	$ 4,295

Liabilities and Stockholders’ Deficit
Bank overdraft	$ 535
Escrow liability	-
Accounts payable	51,537
Accounts payable - related parties	73,846
Accrued expenses	55,271
Loans from stockholders	451,652
Note payable	40,430
Bank lines of credit	243,221
Total current liabilities	916,492

Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares
authorized, 0 issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 24,000,000
issued and outstanding	24,000
Additional paid in capital	1,538,989
Accumulated deficit	(2,475,186)
Total stockholders' deficit	(912,197)

Total liabilities and stockholders' deficit	$ 4,295

The accompanying notes are an integral part of these financial statements.

Boveran Diagnostics, Inc.

Statements of Operations

Years Ended September 30, 2008 and 2007

	2008	2007

Brokerage income	$ 247,023	$ 354,200

Operating expenses
General and administrative	714,812	729,411
Depreciation expense	3,653	4,713
Total operating expenses	718,465	734,124

Loss from operations	(471,442)	(379,924)

Other income/(expense)
Interest expense	(36,754)	(43,406)
Other income	56,603	-
Gain on sale of assets	-	10,000
Total other income/(expense)	19,849	(33,406)

Net loss	$ (451,593)	$ (413,330)

Basic and diluted loss per share	$ (0.02)	$ (0.02)

Weighted average shares outstanding	20,409,096	19,190,316

The accompanying notes are an integral part of these financial statements.

Boveran Diagnostics, Inc.

Statements of Cash Flows

Years Ended September 30, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities
Net loss	$ (451,593)	$ (413,330)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	3,653	4,713
Non-cash services paid with equity interest	30,996	712,500
Note payable issued for services	-	18,430
Gain on sale of assets	-	(10,000)
Changes in:
Cash, escrow	11,500	(8,700)
Escrow deposit	(4,245)	-
Other current asset	390,535	(366,585)
Bank overdraft	535	-
Accounts payable	(2,111)	3,473
Accounts payable - related parties	12,851	12,630
Accrued expenses	23,451	(20,933)
Net cash provided by/(used in)operating activities	15,572	(67,802)

Cash Flows From Investing Activities
Proceeds from sale of assets	-	10,000
Change in cash, escrow	(11,500)	8,700
Net cash provided by/(used in) investing activities	(11,500)	18,700

Cash Flows From Financing Activities
Proceeds from stockholders ' loans	1,500	41,614
Payments on note payable	(1,000)	(1,000)
Payments on stockholders' loans	-	(5,100)
Net change in lines of credit	(4,747)	452
Proceeds from sale of stock	-	11,064
Net cash provided by/(used in) financing activities	(4,247)	47,030

Net change in cash	(175)	(2,072)

Cash at beginning of period	175	2,247

Cash at end of period	$ -	$ 175

Supplemental Disclosure of Cash Flow Information
Income taxes	$ -	$ -
Interest	32,370	43,406

Supplemental Disclosure of Cash Flow Information

During the fiscal year ended September 30, 2008, the Company sold all of its fixed assets to a stockholder of the Company for $6,927.  Consideration was received through assumption of liabilities by the stockholder of $3,581 and $3,346 through a partial release of the respective stockholder loan. These amounts have been excluded from the statements of cash flows presented.

During the fiscal year ended September 30, 2007, we issued a note payable for $42,430.  The note represents $18,430 of prior services rendered and $24,000 of services to be provided to us.  The issuance of the note and the prepaid services have been excluded on the statement of cash flows presented.

The accompanying notes are an integral part of these financial statements.

Boveran Diagnostics, Inc.

Statements of Changes in Stockholders’ Deficit

Years Ended September 30, 2008 and 2007

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total
Balances @ October 1, 2006	19,089,651	$19,090	$785,758	$(1,610,263)	$ (805,415)

Shares issued for cash	7,376	7	11,057		11,064
Shares issued for services	475,000	475	712,025		712,500
Net loss				(413,330)	(413,330)

Balances @ September 30, 2007	19,572,027	19,572	1,508,840	(2,023,593)	(495,181)

Shares issued for cash	-	-	-	-	-
Shares issued for services	4,427,973	4,428	26,568	-	30,996
Assumption of liability by a shareholder			3,581		3,581
Net loss				(451,593)	(451,593)

Balances @ September 30, 2008	24,000,000	$24,000	$1,538,989	$(2,475,186)	$(912,197)

The accompanying notes are an integral part of these financial statements.

Boveran Diagnostics, Inc.

Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

From and after July 26, 2008, the Company’s board of directors adopted a business plan of cancer detection technologies and to change its name to Boveran Diagnostics, Inc. Although it has not yet done so, the Company’s strategy has since been to acquire established pathology labs and medical diagnostic companies and introduce new automation and cancer detection technologies to the marketplace. Prior to July 26, 2008, the Company was known as Z Yachts, Inc., the successor of a limited liability company founded in December 2002 in the state of Florida and became a corporation on April 8, 2005 in the State of Nevada.. Z Yachts, Inc. was a full-service brokerage company that served both recreational boaters and the marine industry and had as its primary business the brokerage sale of new and previously-owned recreational vessels.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Boveran Diagnostics, Inc. considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of September 30, 2008.

Allowance for Doubtful Accounts

Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.  There was no allowance for doubtful accounts as of September 30, 2008.

Property and Equipment

Property and equipment are valued at cost.  Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Gains and losses on dispositions of equipment are reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to seven years.

Income Taxes

Prior to April 8, 2005, Boveran Diagnostics, Inc. was a limited liability company in the name of Z Yachts, LLC, whereby federal and state income taxes were not payable by, or provided for.  Members of Z Yachts, LLC,. were taxed individually on their share of partnership earnings.  From April 8, 2005 going forward, Boveran Diagnostics, Inc. recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Boveran Diagnostics, Inc. provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Revenue Recognition

Boveran Diagnostics, Inc. recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Impairment of Long-Lived Assets

Boveran Diagnostics, Inc.  reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Boveran Diagnostics, Inc. assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  No impairment loss has been recognized for each of the years presented.

Advertising Costs

Advertising Costs are expensed as incurred.  Advertising costs were $19,304 and $21,616 for the years ended September 2008 and 2007, respectively.

Basic and Diluted Net Income (Loss) per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended September 30, 2008 and 2007, there were no dilutive securities.

Recently issued accounting pronouncements

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

In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations." SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value.  SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items including, among other items: (1) expensing acquisition-related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Boveran Diagnostics, Inc.  does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Boveran Diagnostics, Inc. results of operations, financial position or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Boveran Diagnostics, Inc. has a working capital deficit and a stockholders’ deficit of $912,197 as of September 30, 2008.  These conditions raise substantial doubt as to Boveran Diagnostics, Inc.’s ability to continue as a going concern.  Management has plans to raise additional capital through sales of its common stock and financial loans. The financial statements do not include any adjustments that might be necessary if Boveran Diagnostics, Inc. is unable to continue as a going concern.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following:

Credit cards payable	$ 50,887
Accrued interest payable	4,384
Total	$ 55,271

NOTE 4- LOANS FROM STOCKHOLDERS

The stockholders advance money to Boveran Diagnostics, Inc. on an as-needed basis.  At September 30, 2008, there are five outstanding stockholder loans.  One loan is to a stockholder/officer of Boveran Diagnostics, Inc.  Two loans are to former officers and current stockholders, and the remaining two loans are to stockholders of Boveran Diagnostics, Inc.   One of the stockholder loans bears interest at a rate of 7.50% per annum and is due on demand.  Interest expense of $11,250 and $8,310 has been recorded for the years ended September 30, 2008 and 2007, respectively.  All other loans bear no interest and are due on demand.

NOTE 5 – NOTE PAYABLE

On July 6, 2007, we issued a promissory note in the amount of $42,430, which bears interest at a rate of 12% per annum.  The note required five monthly payments of $500 with the remainder due on January 6, 2008  The note was issued in lieu of payment for prior services rendered.  Interest expense of $2,484 and $844 has been recorded for the years ended September 30, 2008 and 2007, respectively.

The note is currently in default, in which event, we have agreed to confess or stipulate judgment against us for all outstanding principal, unpaid interest and all other amounts due under the note in any lawsuit filed by the holder, and the amount of the judgment will be immediately due and payable.  We have contacted the holder in an effort to extend the date of repayment of the note, but there can be no assurance that we will be successful in negotiating an extension; therefore, we could suffer a judgment related to the note.

NOTE 6 – BANK LINES OF CREDIT

Bank lines of credit consists of the following:

$100,000 revolving line of credit with Bank of America, interest rate of 7.75% at September 30, 2008; secured by the personal guarantees of former officers.	$ 95,636

$125,000 line of credit with First Banking Center, interest rate of 5.50% at September 30, 2008; secured by the property and vehicle of one of the former officers that was pledged on behalf of the company.	124,953

$25,000 revolving line of credit with Washington Mutual, interest rate of 7.50% at September 30, 2008; secured by the personal guarantees of the former officers.	22,632

Total	$ 243,221

NOTE 7 – INCOME TAXES

Prior to April 8, 2005, Boveran Diagnostics, Inc. was a limited liability company in the name of Z Yachts, LLC, whereby federal and state income taxes were not payable by, or provided for.  Members of Z Yachts, LLC,. were taxed individually on their share of partnership earnings.  From April 8, 2005 going forward, Boveran Diagnostics, Inc. recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Boveran Diagnostics, Inc. provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

From April 8, 2005 going forward, Boveran Diagnostics, Inc. uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During fiscal 2008, Boveran Diagnostics, Inc. incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $2,050,000 at September 30, 2008, and will begin to expire in 2025.

At September 30, 2008, deferred tax asset consists of the following:

Deferred tax asset
Net operating losses	$717,500
Less valuation allowance	(717,500)
Net deferred tax asset	$ -

NOTE 8 – COMMON STOCK

During fiscal 2008, Boveran Diagnostics, Inc. issued a total of 4,427,973 shares to the following entity and individuals: Weller Enterprises on behalf of James Weller and Gina Weller, Jason Eck, Sandy Martini, Kellie Saragusa, Epi Almodovar and Kwajo Sarfoh in consideration for services rendered on behalf of the Company valued at $.007 per share, $.001 par value per share of common stock, or $30,996.

During fiscal 2007, Z Yachts sold 7,376 shares of its common stock to several investors at $1.50 per share for total cash proceeds of $11,064.

During fiscal 2007, Z Yachts issued 475,000 shares of its common stock in exchange for six months of regulatory compliance services.  These services have been valued at $1.50 per share or $712,500.  Professional fees of $377,664 and $334,836 have been recognized for the year ended September 30, 2008 and 2007, respectively.

NOTE 9 – AMENDED TERM SHEET

On July 11, 2008, the Company’s majority stockholders executed a non-binding Amended Term Sheet (“Term Sheet”) with Boveran, Inc., an unrelated third party cancer detection technology company, with respect to a proposed transaction at a time to be determined in the future whereby certain selling shareholders of the Company would sell a controlling interest in the Company to Boveran, Inc. and Boveran, Inc. would merge with the Company (“Proposed Transaction”). Pursuant to such Term Sheet, Boveran, Inc. would assume certain accounts payable and shareholder loans of the Company and certain principals of the Company would exchange the principal amount of loans they have made to the Company for an aggregate of 591,000 shares of the Company’s common stock.

Further, pursuant to the Term Sheet a non-refundable $50,000 deposit against the estimated purchase price of $692,510 was made by Boveran, Inc. to the Company. The balance was due as follows: approximately $350,000 payable within 90 days of closing, or September 30, 2008 (accounting for all allowable extensions) with the remaining balance of approximately $292,000 consisting of certain accounts payable and shareholder loans, together with interest, to be paid within 180 days from September 30, 2008.

To date, the only amount received by the Company was the $50,000 non-refundable deposit which has been included in other income for the year ended September 30, 2008.  The Proposed Transaction has not occurred as of the date of this filing.  Refer to Note 11.

Pursuant to the Term Sheet, the Company issued an aggregate of 4,000,000 shares of the Company’s common stock to Mssrs. Almodovar and Sarfoh who provided advisory services to the Company in connection with the Proposed Transaction. Further, other than the shares proposed to be sold to Boveran Inc., no more than 7,092,000 shares of the Company’s common stock would be outstanding at the time of the closing of the Proposed Transaction.  Refer to Note 8.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

For the years ended September 30, 2008 and 2007, Boveran Diagnostics, Inc. occupied office space owned by a stockholder on a rent-free basis.  The fair market value of the rent is $6,000 for each of the years presented.

For the years ended September 30, 2008 and 2007, a stockholder and former officer of the Company provided professional services related to closings in the amount of $10,500 and $3,750, respectively.  These amounts have been recorded as general and administrative expenses.

NOTE 11 – SUBSEQUENT EVENTS

The Company has been in the process of negotiating its outstanding debt with its creditors.  In December 2008 we renegotiated and settled the outstanding balance on our line of credit with Washington Mutual. As a result, Washington Mutual has agreed to reduce the line of credit from $22,632 to $4,429.

In December 2008 Bank of America called the outstanding line of credit for immediate payment.  Per diem interest is being accrued daily in the amount of $20 for each day payment is late subsequent to December 12, 2008.

The Proposed Transaction discussed in Note 9 has not occurred as of the date of this filing. The Term Sheet has not been revised to extend the time of Closing which was to occur on September 30, 2008, accounting for all allowable extensions.

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

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our executive officers and directors, and their ages and positions are as follows:

Name	Age	Position

Anthony Welch	40	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer, Director
Regina F. Weller	40	Director
Jason C. Eck	36	Director

Anthony K. Welch (40) has served as our acting Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer, Director beginning July 2008. He is currently acting Chairman and CEO of Boveran, Inc. since January 2007 and also serves as interim Chairman of Modern Technology Corp. and Encore Energy Systems. Since May 2004, Mr. Welch has served as Chairman for Encore Energy Systems, a company in the business of providing energy conservation solutions and patent licensing for its geothermal technologies. Prior to May 2004, Mr. Welch was Managing Member of Maxim Advisors, a Mergers and Acquisitions consulting firm. Concurrent with his position in Encore Energy Systems, beginning in March 2004, Mr. Welch serves as Chairman for Modern Technology Corp, a

company in the business of acquiring specialized assets and technology.   Mr. Welch holds an NASD Series 65 License.

Regina F. Weller a Director since April, 2005 and as our Chief Financial Officer from December 2002 through July 2008.  Mrs. Weller is currently a consultant of Weller Consulting, a business and software consulting firm (June 2001-January 2005) and was a consultant with Harp Consulting, LLC, a business-consulting firm (March 1995-July 2001).  Mrs. Weller earned her accounting/MIS degree in 1988 from the University of Southern Mississippi, a Certificate of Financial Planning in 2001 from Florida State University, and obtained her Georgia real estate license and Certified Estate Counselor certification in 2001.  Mrs. Weller is married to James G. Weller, a former director, Chief Executive Officer and President.

Jason C. Eck was named as a a Director for the Company on June 30, 2006.  Mr. Eck served as the Chief Operating Officer of the Company (including our predecessor Z Yachts LLC) from November 2002 to May 2006, and also as a Director of the Company from April 2005 to May 2006.  Mr. Eck owned and operated his own oil change business called Speedy XChange based in Lake Geneva, Wisconsin from November 2001 through December 2002. Formerly, Mr. Eck was involved with the development planning and management for RemJak Real Estate (October 1986-November 2001) and general manager of Lake Geneva Charter Service (May 1988-June 1996).  Mr. Eck earned his degree in International Business from St. Norberts University in 1992.

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

Our board of directors adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of our code of ethics.  Persons wishing to make such a request should contact Secretary, Boveran Diagnostics, Inc., 638 Main Street, Lake Geneva, Wisconsin 53147.

Item 10.

Executive Compensation.

The following table sets forth summary information concerning the compensation received for services rendered to us during the two fiscal years ended by our Chief Executive Officer. None of our other executive officers received $100,000 or more of compensation in any fiscal year represented in the table.

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($) (2)	Stock Awards ($) (3)	All Other Compensation ($)	Total ($)

Anthony Welch, President & CEO James Weller, President & CEO	2008 2007	$ - $ -	$ - $ -	$ - $ -	$ - $ -

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

In addition, the employment agreements provided for the payment of incentive bonuses of up to 100% of base compensation to each of our executive officers depending on achievement of goals set by our board of directors.  No incentive bonuses were paid for the fiscal years ended September 30, 2007 or 2008.

Although the employment agreements with our three executive officers are no longer in effect, Mrs. Weller and Mr. Eck continue to provide the services agreed to therein. The decision to terminate the employment agreements was made to conserve cash for operations. At a future date, dependent upon favorable market demand and stable revenues, we may renegotiate with Mrs. Weller and Mr. Eck for compensation for their services subject to approval by our board of directors.

Compensation of Directors

Members of our board of directors do not receive cash compensation for their services as directors but are reimbursed for their expenses incurred in connection with their attendance at any meeting.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table set forth information as of December 31, 2008, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors and Named Executive Officers, and our directors and Named Executive Officers as a group.

	Common Stock Beneficially Owned(1)
Name of Beneficial Owner (2)	Amount	Percent

James G. Weller	12,091,657 (3)	50.0%

Regina F. Weller	12,091,657 (3)	50.0%

Jason C. Eck	6,091,657	25.0%

Epi Almodovar	2,000,000	8.3%

Kwajo Sarfoh	2,000,000	8.3%

All directors and Named Executive Officers as a group (3 people)	18,183,314	76.0%

(1)

The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 24,000,000 shares of our common stock which were outstanding as of December 31, 2008.

(2)

The address is 638 Main Street, Lake Geneva, Wisconsin 53147.

(3)

James G. Weller and Regina F. Weller are husband and wife, and the amount of shares set forth above for each includes 6,091,657 shares owned by the other. The 12,183,314 shares are held in the name of Weller Consulting Enterprises, Inc. of which James G. Weller and Regina F. Weller are 100% owners.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Our corporate office is maintained at 638 Main St., Lake Geneva, WI 53147. The office building, owned by RemJak, whose principal owner is Mr. Eck’s mother, is provided to us on a rent-free basis.  The fair market value of the rent was $6,000 for each of the fiscal years ended September 30, 2008 and 2007.

For the years ended September 30, 2008 and 2007, a stockholder and former officer of the Company provided professional services related to closings in the amount of $10,500 and $3,750, respectively.  These amounts have been recorded as general and administrative expenses.

At September 30, 2008, our  former executive officers, James G. Weller, Regina F. Weller and Jason C. Eck, have loaned us $151,639, $35,642 and $59,370 respectively.  The loans bear no interest and are due on demand.  In addition, we had accounts payable to our former executive officers of $53,376 at September 30, 2008.

Item 13.  Exhibits.

Exhibit No.	Description of Exhibit

2.1(1)	Conversion Agreement dated April 8, 2005 between Z Yachts, LLC, a Florida limited liability company and Z Yachts, Inc., a Nevada corporation
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
4.1(1)	Form of certificate representing the Common Stock, $.001 par value per share, of Z Yachts, Inc., a Nevada corporation
10.1(1)	Amended and Restated Service Contract, dated January 3, 2006
10.2(2)	Amendment to Amended and Restated Service Contract, dated July 6, 2007
10.3(2)	Credit Agreement, dated July 6, 2007
10.4(2)	Commercial Promissory Note, dated July 6, 2007
10.5(3)	Asset Purchase Agreement between Z Yachts, Inc. and Speedy X Change, dated July 26, 2008
10.6(3)	Partial Release of Claims between Z Yachts, Inc. and Jason Eck, dated July 26, 2008.
10.7(3)	Certificate of Amendment to Articles of Incorporation
14*	Code of Ethics
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herein

(1)

Filed as Exhibits 2.1, 3.1, 3.2, 4.1 and 10.7, respectively to the to the registrant’s Form SB-2 filed with the SEC on August 16, 2005, and incorporated herein by reference.

(2)

Filed as Exhibits 10.2, 10.3 and 10.4, respectively, to the to the registrant’s Form 8-K filed with the SEC on September 28, 2007, and incorporated herein by reference.

(3)

Filed as Exhibits 10.1, 10.2 and 10.3, respectively, to the to the registrant’s Form 8-K filed with the SEC on July 31, 2008, and incorporated herein by reference.

Item 14.

Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by us for the audit and other services provided by our principal account during the fiscal years ended September 30, 2008 and 2007:

	2007	2008

Audit Fees	$ 21,495	$ 24,000
Audit-Related Fees	$ -	$ -
Tax Fees	$ -	$ -
All Other Fees	$ -	$ -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOVERAN DIAGNOSTICS, INC.

Date: February 13, 2009	By: /s/ Anthony Welch Name: Anthony Welch Title: President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Welch	President, Chief Executive Office, Chief Financial Officer and Director	February 13, 2009
Anthony Welch	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer )