Form 10-Q
period 2008-12-31
Boveran Diagnostics, Inc.
filed 2009-02-19
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2008

BOVERAN DIAGNOSTICS, INC.

Commission File Number: 0001333675

Nevada	20-2725030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

638 Main St, Lake Geneva, WI	53147
(Address of principal executive offices)	(Zip Code)

(954) 495-9334 (Issuer's telephone number)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No [X]

As of February 19, 2009, there were 24,000,000 outstanding shares of the registrant's common stock, $.001 par value per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.              INTERIM FINANCIAL STATEMENTS

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.              CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

ITEM 1A.           RISK FACTORS

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.              OTHER INFORMATION

ITEM 6.              EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

BOVERAN DIAGNOSTICS, INC.

CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(unaudited)
Assets
Escrow deposit	$ 3,378	$ 4,245
Other current asset	-	50
Total assets	$ 3,378	$ 4,295

Liabilities and Stockholders’ Deficit
Bank overdraft	$ 280	$ 535
Accounts payable	64,283	51,537
Accounts payable - related parties	76,634	73,846
Accrued expenses	62,873	55,271
Loans from stockholders	459,060	451,652
Note payable	40,430	40,430
Bank lines of credit	225,018	243,221
Total current liabilities	928,578	916,492

Stockholders' deficit
Common stock, $.001 par value, 50,000,000 shares
authorized, 24,000,000
issued and outstanding	24,000	24,000
Additional paid in capital	1,538,989	1,538,989
Accumulated deficit	(2,488,189)	(2,475,186)
Total stockholders' deficit	(925,200)	(912,197)

Total liabilities and stockholders' deficit	$ 3,378	$ 4,295

See accompanying notes to the condensed financial statements.

BOVERAN DIAGNOSTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months
	Ended
	December 31,
	2008	2007
	(unaudited)	(unaudited)

Brokerage income	$ -	$ 56,085

Operating expenses
General and administrative	23,676	445,690
Depreciation expense	-	1,149
Total operating expenses	23,676	446,839

Loss from operations	(23,676)	(390,754)

Other income/(expense)
Interest expense	(13,619)	(8,796)
Gain on forgiveness of debt	24,292	-
Total other income/(expense)	10,673	(8,796)

Net loss	$ (13,003)	$ (399,550)

Basic and diluted loss per share	$ -	$ (0.02)

Weighted average shares outstanding	24,000,000	19,190,316

See accompanying notes to the condensed financial statements.

BOVERAN DIAGNOSTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months
	Ended
	December 31,
	2008	2007
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss	$ (13,003)	$ (399,550)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	-	1,149
Amortization of prepaid non cash services	-	370,262
Gain on forgiveness of debt	(24,292)	-
Changes in:
Cash, escrow	-	(6,500)
Escrow deposit	867	-
Other current asset	50	75
Bank overdraft	(255)	663
Accounts payable	18,835	(11,210)
Accounts payable - related parties	2,788	7,912
Accrued expenses	7,602	30,319
Net cash used in operating activities	(7,408)	(6,880)

Cash Flows From Investing Activities
Change in cash, escrow	-	6,350
Net cash provided by investing activities	-	6,350

Cash Flows From Financing Activities
Proceeds from shareholders' loans	7,408	-
Payments on note payable	-	(1,000)
Net change in lines of credit	-	1,355
Net cash provided by financing activities	7,408	355

Net change in cash	-	(175)

Cash at beginning of period	-	175

Cash at end of period	$ -	$ -

Supplemental Disclosure of Cash Flows Information
Income taxes	$ -	$ -
Interest	-	7,531

Supplemental Disclosure of Non-Cash Activities

During the three months ended December 31, 2008 outstanding debt of $6,089 and $18,203 was forgiven on the Company’s accounts payable and Washington Mutual line of credit, respectively. These amounts have been excluded from the statements of cash flows presented.

See accompanying notes to the condensed financial statements.

BOVERAN DIAGNOSTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. For further information, refer to the financial statements and footnotes thereto for the most recent fiscal year as reported in Form 10-KSB.

NOTE 2 – NOTE PAYABLE

On July 6, 2007, we issued a promissory note in the amount of $42,430, which bears interest at a rate of 12% per annum.  The note required five monthly payments of $500 with the remainder due on January 6, 2008. The note was issued in lieu of payment for prior services rendered.

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

NOTE 4 – AMENDED TERM SHEET

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

To date, the only amount received by the Company was the $50,000 non-refundable deposit which was received during the fiscal the year ended September 30, 2008.  The Proposed Transaction has not occurred as of the date of this filing.  The Term Sheet has not been revised to extend the time of Closing which was to occur on September 30, 2008, accounting for all allowable extensions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained herein, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. The terms “Boveran Diagnostics, ” “Boveran,” “we,” “us,” “our,” and the “Company” refer to Boveran Diagnostics, Inc.

Overview

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

Results of Operations for the Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007.

Due to the change of our business, our brokerage income for the three months ended December 31, 2008 was $0.  This was a decrease of $56,085, or 100%, as compared to brokerage income of $56,085 for the three months ended December 31, 2007.  The decrease in brokerage income was due to our change in business from a full-service brokerage company that served both recreational boaters and the marine industry and had as its primary business the brokerage sale of new and previously-owned recreational vessels to a cancer detection technology company.

General and administrative expenses for the three months ended December 31, 2008 were $23,676.  This was a decrease of 422,014, or 95%, as compared to general and administrative expenses of $445,690 for the three months ended December 31, 2007.   The decrease is due to our change in business from a full-service brokerage company that served both recreational boaters and the marine industry and had as its primary business the brokerage sale of new and previously-owned recreational vessels to a cancer detection technology company resulting in less expenses.  The decrease is also due to the absence of $370,262 of consulting fees related to shares of common stock issued during the three months ended December 31, 2007 that were not present during the three months ended December 31, 2008.

Depreciation expense for the three months ended December 31, 2008 was $0.  This is a decrease of $1,149, or 100%, as compared to depreciation expense of $1,149 for the three months ended December 31, 2007.  The decrease in depreciation expense was due to the sale of the Company’s assets pursuant to an Asset Purchase Agreement entered into on July 26, 2008, with Speedy X Change, a Wisconsin corporation and the Company.

Interest expense for the three months ended December 31, 2008 was $13,619.  This is an increase of $4,823, or 55%, as compared to interest expense of $8,796 for the three months ended December 31, 2007.  The increase in interest expense is due to the accrual of interest on outstanding lines of credit and a stockholder loan during the three months ended December 31, 2008.   Additional interest has also been accrued for the three months ended December 31, 2008 due to Bank of America demanding full payment on the outstanding line of credit in December 2008.

We had gain on forgiveness of debt for the three months ended December 31, 2008 of $24,292. This is an increase of $24,292, or 100%, as compared to gain on forgiveness of debt of $0 for the three months ended December 31, 2007.  The gain on the forgiveness of debt resulted from renegotiating and settling the outstanding balance on our line of credit with Washington Mutual in the amount of $18,203 and the forgiveness of debt by vendors on the Company’s accounts payable in the amount of $6,089.

We had net loss of $13,003 (or basic and diluted loss per share of $0.00) for the three months ended December 31, 2008, as compared to net loss of $399,550 (or basic and diluted loss per share of $0.02) for the three months ended December 31, 2007.  The decrease in net loss was primarily due to our change in business from a full-service brokerage company to a cancer detection technology company.

Liquidity and Capital Resources

As of December 31, 2008, we had total current assets of $3,378 consisting of an escrow deposit.

As of December 31, 2008, we had total current liabilities of $928,578 consisting of loans from stockholders of $459,060 a bank lines of credit of $225,018, accounts payable to related parties of $76,634, accrued expenses of $62,873, accounts payable of $64,283, a note payable of $40,430 which is in default and a bank overdraft of $280. Accrued expenses consisted of credit cards payable and accrued interest.

We had negative working capital of $925,200 as of December 31, 2008. The ratio of current assets to current liabilities was .004% as of December 31, 2008.

During the three months ended December 31, 2008, net cash was $0; consisting of $7,408 used in operating activities which was offset by $7,408 provided by financing activities.

Cash flows from operations were not sufficient to fund our requirements during the three months ended December 31, 2008. Our current cash requirements are approximately $6,500 per month. To make up the short fall, we utilized a portion of the $50,000 non-refundable deposit we received upon executing a non-binding Amended Term Sheet that was executed on July 11, 2008 with Boveran, Inc., an unrelated third party cancer detection technology company, with respect to a proposed transaction whereby certain shareholders of the Company would sell a controlling interest in the Company to Boveran, Inc. and Boveran, Inc. would merge with the Company.

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

Income Taxes

Prior to April 8, 2005, we were a limited liability company whereby federal and state income taxes were not payable by, or provided for.  Members were taxed individually on their share of partnership earnings.  From April 8, 2005 going forward, we recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.  During the three months ended December 31, 2008, we incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Plan of Operations for the Year Ending September 30, 2009

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4.        CONTROLS AND PROCEDURES

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

ITEM 1A.

RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

Except as above and as may have previously been disclosed on a current report on Form 8-K, a quarterly report on Form 10-Q, an annual report on Form 10-KSB or a registration statement, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

On July 11, 2008, the Company executed a non-binding Amended Term Sheet (“Term Sheet”) with Boveran, Inc. with respect to a proposed transaction at a time to be determined in the future whereby certain selling shareholders of the Company would sell a controlling interest in the Company to Boveran, Inc. and Boveran, Inc. would merge with the Company. The proposed transaction has not occurred as of the date of this filing. The amended term sheet has not been revised to extend the time of Closing which was to occur on September 30, 2008, accounting for all allowable extensions.

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

ITEM 6.

EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Z YACHTS, INC.
Date: February 19, 2008	By: /s/ Anthony K. Welch Name: Anthony K. Welch Title: Chief Executive Officer and Principal Financial Officer