Form 10-Q
period 2009-03-31
Boveran Diagnostics, Inc.
filed 2009-05-20
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2009

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

Yes [  ]    No [X]

As of May 19, 2009, there were 24,000,000 outstanding shares of the registrant's common stock, $.001 par value per share.

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

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

BOVERAN DIAGNOSTICS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2009 (unaudited)	September 30, 2008

Assets
Escrow deposit	$-------------	$4,245
Other current asset	-------------	50
Total assets	-------------	4,295

Liabilities and Stockholders’ Deficit
Bank overdraft	$-------------	$535
Accounts payable	49,126	51,537
Accounts payable – related parties	79,361	73,846
Accrued expenses	68,301	55,271
Loans from stockholders	474,163	451,652
Note payable	40,430	40,430
Bank lines of credit	220,589	243,221
Total current liabilities	931,970	916,492

Stockholders’ deficit
Common stock, $.001 par value, 50,000,000 shares
authorized, 24,000,000
issued and outstanding	24,000	24,000
Additional paid in capital	1,538,989	1,538,989
Accumulated deficit	(2,494,959)	(2,475,186)
Total stockholders’ deficit	(931,970)	(912,197)

Total liabilities and stockholders’ deficit	$------------	$ 4,295

See accompanying notes to the condensed financial statements.

BOVERAN DIAGNOSTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2009		Six Months Ended March 31, 2009

	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Brokerage income	$-------------	$64,775	$-------------	$120,860

Operating expenses
General and administrative	2,474	86,877	29,150	532,567
Depreciation expense	-----------	1,150	------------	2,299
Total operating expenses	2,474	88,027	29,150	534,866

Loss from operations	(2,474)	(23,252)	(29,150)	(414,006)

Other income/(expense)
Interest expense	(8,278)	(11,072)	(21,897)	(19,868)
Gain on forgiveness of debt	6,982	------------	31,274	-------------
Total other income/(expense)	(1,296)	(11,072)	9,377	(19,868)

Net loss	($3,770)	($34,324)	($19,773)	($433,874)

Basic loss per share	$-------------	($0.002)	($0.001)	($0.02)

Weighted average shares outstanding	24,000,000	19,097,027	24,000,000	19,097,027

See accompanying notes to the condensed financial statements.

BOVERAN DIAGNOSTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31

	2009	2008
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss	($19,773)	($433,874)
Adjustments to reconcile net loss to net
cash used in/provided by operating activities:
Depreciation expense	-------------	2,299
Gain on forgiveness of debt	(31,274)	-------------
Changes in:
Escrow deposit	4,245	-------------
Other current asset	50	390,060
Bank overdraft	------------	32,085
Accounts payable	10,660	(7,850)
Accounts payable - related parties	5,515	4,600
Accrued expenses	13,030	47,351
Net cash used in/provided by operating activities	(17,547)	34,671

Cash Flows From Investing Activities
Change in cash, escrow	-------------	(32,085)
Net cash used in investing activities	-------------	(32,085)

Cash Flows From Financing Activities
Bank overdraft	(535)	319
Proceeds from shareholders' loans	22,511	1,500
Payments on note payable	-------------	(1,000)
Net change in lines of credit	(4,429)	(3,580)
Net cash used in/ provided by financing activities	$17,547	$(2,761)

Net change in cash	-------------	(175)

Cash at beginning of period	-------------	175

Cash at end of period	$-------------	$-------------

Supplemental Disclosure of Cash Flows Information
Income taxes	$-------------	$-------------
Interest	$-------------	$19,868

Supplemental Disclosure of Non-Cash Activities

During the six months ended March 31, 2009 outstanding debt of $13,071 and $18,203 was forgiven on the Company’s accounts payable and Washington Mutual line of credit, respectively. These amounts have been excluded from the statements of cash flows presented.

See accompanying notes to the condensed financial statements.

BOVERAN DIAGNOSTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. For further information, refer to the financial statements and footnotes thereto for the most recent fiscal year as reported in Form 10-KSB.

NOTE 2 – NOTES PAYABLE

On July 6, 2007, we issued a promissory note in the amount of $42,430, which bears interest at a rate of 12% per annum.  The note required five monthly payments of $500 with the remainder due on January 6, 2008. The note was issued in lieu of payment for prior services rendered.

The note is still currently in default, in which event, we have agreed to confess or stipulate judgment against us for all outstanding principal, unpaid interest and all other amounts due under the note in any lawsuit filed by the holder, and the amount of the judgment will be immediately due and payable.  We have contacted the holder in an effort to extend the date of repayment of the note, but there can be no assurance that we will be successful in negotiating an extension; therefore, we could suffer a judgment related to the note.

On January 2, 2009, we revised and re-issued certain promissory notes in the face amount of $173,257 and $55,000 to Collette Eck Szczesny and Marilyn Eck, respectively.  These notes represent amounts due and in default from December 31, 2007 and on which no interest or principal has been paid by the Company in over three (3) years.  In consideration of the lenders’ Agreement to extend these notes, the Company agreed to cause the notes to be revised and re-issued as convertible debentures which would pay 7.5% interest and be convertible by lenders at the conversion price of $0.01/share.  As such, the holders could convert into a total of 23,700,000 shares of common stock of the Company.  Notwithstanding the foregoing, the Notes contains a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lenders have agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction.

NOTE 3 – BASIC AND DILUTED NET (LOSS) PER SHARE

The basic net (loss) per common share is computed by dividing the net (loss) by the weighted average number of common shares outstanding.  Diluted net (loss) per common share is not computed since it would be anti-dilutive.

NOTE 4 – PRIOR TERM SHEET - TERMINATED

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

Further, pursuant to the Term Sheet a non-refundable $50,000 deposit against the estimated purchase price of $692,510 was made by Boveran, Inc. to the Company. The balance was due as follows: approximately $350,000 payable within 90 days of closing, or September 30, 2008 (accounting for all allowable extensions) with the remaining balance of approximately $292,000 consisting of certain accounts payable and shareholder loans, together with interest, to be paid within 180 days from September 30, 2008.  Due to the default of Boveran with respect to the remaining balance due to the Company and the consequent failure to cure, extend or close, the Term Sheet has been terminated.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained herein, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. The terms “Boveran Diagnostics,” “Boveran,” “we,” “us,” “our,” and the “Company” refer to Boveran Diagnostics, Inc.

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

On July 26, 2008, the Company determined that it would no longer operate as a broker for the sale of new and previously owned recreational vessels. Instead, from and after July 26, 2008, the Company’s board of directors agreed to adopt a business plan of developing cancer detection technologies and to change its name to Boveran Diagnostics, Inc in light of its new change in business. The Company’s board of directors then abandoned those plans and has formulated a new business model. Along those lines, the Company has entered into the letter of intent set forth below to accomplish that objective.

On May 18, 2009 the Company entered into a Binding Letter of Intent to acquire 100% of the stock of STB Telemedia and we intend to grow our existing organization by obtaining financing and acquiring new technologies in the Multi-media sector and to develop them and to bring them to the marketplace. If we are unable to obtain the requisite financing we will withdraw from the multi-media delivery market and a new business combination or merger transaction.

Results of Operations for the Six Months Ended March 31, 2008 Compared to the Six Months Ended March 31, 2009.

Due to the change of our business, our brokerage income for the six months ended March 31, 2009 was $0.  This was a decrease of $120,860, or 100%, as compared to brokerage income of $120,860 for the six months ended March 31, 2008.  The decrease in brokerage income was due to our change in business from a full-service brokerage company that served both recreational boaters and the marine industry and had as its primary business the brokerage sale of new and previously-owned recreational vessels to a cancer detection technology company.

General and administrative expenses for the six months ended March 31, 2009 were $29,150.  This was a decrease of $503,417, or 95%, as compared to general and administrative expenses of $532,567 for the six months ended March 31, 2008.   The decrease is due to our change in business from a full-service brokerage company that served both recreational boaters and the marine industry and had as its primary business the brokerage sale of new and previously-owned recreational vessels to a cancer detection technology company resulting in fewer expenses.  The decrease is also due to the absence of $390,385 of consulting fees related to shares of common stock issued during the six months ended March 31, 2008 that was not present during the six months ended March 31, 2009.

Depreciation expense for the three months ended March 31, 2009 was $0.  This is a decrease of $2,299 or 100%, as compared to depreciation expense of $2,299 for the six months ended March 31, 2008.  The decrease in depreciation expense was due to the sale of the Company’s assets pursuant to an Asset Purchase Agreement entered into on July 26, 2008, with Speedy X Change, a Wisconsin corporation and the Company.

Interest expense for the six months ended March 31, 2009 was $21,897.  This is an increase of $2,029, or 10%, as compared to interest expense of $19,868 for the six months ended March 31, 2008.  The increase in interest expense is due to the accrual of interest on outstanding lines of credit and a stockholder loan during the six months ended March 31, 2009.   Additional interest has also been accrued for the six months ended March 31, 2009 due to Bank of America demanding full payment on the outstanding line of credit in December 2008.

We had gain on the forgiveness of debt for the six months ended March 31, 2009 of $31,274. This is an increase of $31,274, or 100%, as compared to gain on forgiveness of debt of $0 for the six months ended March 31, 2008.  The gain on the forgiveness of debt resulted from renegotiating and settling the outstanding balance on our line of credit with Washington Mutual in the amount of $18,203 and the forgiveness of debt by vendors on the Company’s accounts payable in the amount of $13,071.

We had net loss of $19,773 (or basic and diluted loss per share of $0.00) for the six months ended March 31, 2009, as compared to net loss of $433,874 (or basic and diluted loss per share of $0.02) for the six months ended March 31, 2008.  The decrease in net loss was primarily due to our change in business from a full-service brokerage company to a cancer detection technology company.

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $0.

As of March 31, 2009, we had total current liabilities of $931,970 consisting of loans from stockholders of $474,163, bank lines of credit of $220,589, accounts payable to related parties of $79,361, accrued expenses of $68,301 accounts payable of $49,126, and a note payable of $40,430 which is in default.  Accrued expenses consisted of credit cards payable and accrued interest.

We had negative working capital of $931,970 as of March 31, 2009. The ratio of current assets to current liabilities was 0% as of March 31, 2009.

During the six months ended March 31, 2009, net cash was $0; consisting of $17,547 used in operating activities which was offset by $17,547 provided by financing activities.

Cash flows from operations were not sufficient to fund our requirements during the six months ended March 31, 2009.  Our current cash requirements are approximately $6,500 per month. To make up the short fall, we utilized a portion of the $50,000 non-refundable deposit we received upon executing a non-binding Amended Term Sheet that was executed on July 11, 2008 with Boveran, Inc., an unrelated third party cancer detection technology company, with respect to a proposed transaction whereby certain shareholders of the Company would sell a controlling interest in the Company to Boveran, Inc. and Boveran, Inc. would merge with the Company.

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

We plan to obtain additional capital from the sale of our common stock or through additional loans from our stockholders and if we are unsuccessful in such efforts we will delay or curtail the new business direction of cancer detection technologies or seek a business combination or merger transaction.  At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds on terms satisfactory to us, or at all, it could cause us to further delay, curtail, scale back or forgo some or all of our operations .

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

Income Taxes

Prior to April 8, 2005, we were a limited liability company whereby federal and state income taxes were not payable by, or provided for.  Members were taxed individually on their share of partnership earnings.  From April 8, 2005 going forward, we recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.  During the six months ended March 31, 2009, we incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Plan of Operations for the Year Ending September 30, 2009

On July 26, 2008, the Company determined that it would no longer operate its business as a broker for the sale of new and previously owned recreational vessels. Instead, from and after May 18, 2009, the Company’s board of directors agreed to adopt a business plan of media based technologies.

We intend to grow our existing organization by obtaining financing and acquiring new technologies in the Multi-media sector and to develop them and to bring them to the marketplace. If we are unable to obtain the requisite financing we will withdraw from the multi-media delivery market and a new business combination or merger transaction.

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

The Company has been in the process of negotiating its outstanding debt with its creditors.  In December 2008 we renegotiated and settled the outstanding balance on our line of credit with Washington Mutual. As a result, Washington Mutual has agreed to reduce the line of credit from $22,632 to $4,429.  This amount has been satisfied; however, the transaction with Boveran Diagnostics has been aborted and a binding Letter of Intent with STB Telemedia, Inc. has been entered into as of May 18, 2009, with a closing scheduled for June 2, 2009.

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

BOVERAN DIAGNOSTICS, INC.
Date: May 20, 2009	By: /s/ Anthony K. Welch Name: Anthony K. Welch Title: Chief Executive Officer and Principal Financial Officer