Form 10-Q
period 2009-06-30
Boveran Diagnostics, Inc.
filed 2009-08-19
CIK 1333675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2009

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
Yes ☒    No ☐

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
Yes ☐    No ☒

As of July 31, 2009, there were 24,000,000 outstanding shares of the registrant's common stock, $.001 par value per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

BOVERAN DIAGNOSTICS, INC.
CONDENSED BALANCE SHEETS

	June 30, 2009 (unaudited)	September 30, 2008
Assets
Escrow deposit	$-	$4,245
Other current asset	-	50
Total assets	$-	$4,295

Liabilities and Stockholder's Deficit
Bank overdraft	$-	$535
Accounts payable	35,171	51,537
Accounts payable - related parties	39,711	73,846
Accrued expenses	48,383	55,271
Loans from stockholders	437,512	451,652
Notes payable	279,975	40,430
Bank line of credit	95,636	243,221
Total current liabilities	936,388	916,492

Stockholders' deficit
Common stock, $.001 par value, 50,000,000 shares authorized, 24,000,000 issued and outstanding	24,000	24,000
Additional paid in capital	1,538,989	1,538,989
Accumulated deficit	(2,499,377)	(2,475,186)
Total stockholders' deficit	(936,388)	(912,197)

Total liabilities and stockholders' deficit	$-	$4,295

See accompanying notes to the condensed financial statements.

BOVERAN DIAGNOSTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Brokerage income	$-	$95,771	$-	$216,632

Operating expenses
General and administrative	11,620	102,289	40,770	634,583
Depreciation expense	-	875	-	3,448
Total operating expenses	11,620	103,164	40,770	638,031

Loss from operations	(11,620)	(7,393)	(40,770)	(421,399)

Other income/(expense)
Interest expense	(7,268)	(5,227)	(29,165)	(25,095)
Gain on forgiveness of debt	14,470	-	45,744	-
Total other income/(expense)	7,202	(5,227)	16,579	(25,095)

Net loss	$(4,418)	$(12,620)	$(24,191)	$(446,494)

Basic and diluted loss per share	$-	$-	$-	$-

Weighted average shares outstanding	24,000,000	19,572,027	24,000,000	19,572,027

See accompanying notes to the condensed financial statements.

BOVERAN DIAGNOSTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss	$(24,191)	$(446,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	3,448
Gain on forgiveness of debt	(45,744)
Changes in:
Other current assets	50	390,060
Escrow deposit	4,245	(5,900)
Accounts payable	22,278	(1,249)
Accounts payable - related parties	2,999	8,883
Accrued expenses	23,025	49,023
Net cash used in operating activities	(17,338)	(2,229)

Cash Flows From Investing Activities
Change in cash, escrow	-	5,900
Net cash provided by investing activities	-	5,900

Cash Flows From Financing Activities
Bank overdraft	(535)	-
Proceeds from stockholders' loans	22,302	1,499
Payments on notes payable	-	(1,000)
Net change in lines of credit	(4,429)	(4,287)
Net cash provided by/ (used in) financing activities	17,338	(3,788)

Net change in cash	-	(117)

Cash at beginning of period	-	175

Cash at end of period	$-	$58

Supplemental Disclosure of Cash Flows Information
Income taxes	$-	$-
Interest	-	13,059

See accompanying notes to the condensed financial statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities

During the nine months ended June 30, 2009 outstanding debt of $17,111, $10,430, and $18,203 was forgiven on the Company's accounts payable/accrued expenses, note payable, and Washington Mutual line of credit, respectively.  These amounts have been excluded from the statements of cash flows presented.

During the nine months ended June 30, 2009 an outside third party purchased the notes payable to two stockholders. Accordingly,  loans/related party balances in the amount of $228,257 have been reclassified to “Notes Payable” and the third party was issued a new Note Payable for payment of other expenses on behalf of the Company in the amount of $21,718.  These amounts have been excluded from the statements of cash flows presented.

During the nine months ended June 30, 2009 a stockholder of the Company personally assumed the outstanding debt and interest on a line of credit held by the Company.  The total amount assumed on the line of credit was $124,953 and interest of $3,264 was also assumed.  These amounts have been excluded from the statements of cash flows presented.

During the nine months ended June 30, 2009 a stockholder of the Company personally assumed two stockholder loans/related party balances in the amount of $200,947.  Additionally, this stockholder personally assumed $26,463 of credit card debt held by the Company.  These amounts have been excluded from the statements of cash flows presented.

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

NOTE 2 – NOTES PAYABLE/STOCKHOLDER LOANS

On July 6, 2007, we issued a promissory note in the amount of $42,430, which bears interest at a rate of 12% per annum.  The note required five monthly payments of $500 with the remainder due on January 6, 2008. The note was issued in lieu of payment for prior services rendered. The note has been  renegotiated to provide for a reduction of the principal balance to $30,000 payable in six equal installments of $5,000 (with interest at 0%), as follows: One payment of $5,000 on completion of the merger transaction with STB followed by five equal monthly payments of $5,000 commencing one month after the Closing of the merger transaction.

On January 2, 2009, we revised and re-issued certain promissory notes in the face amount of $173,257 and $55,000 to Collette Eck Szczesny and Marilyn Eck, respectively.  These notes represent amounts due and in default from December 31, 2007 and on which no interest or principal has been paid by the Company in over three (3) years.  In consideration of the lenders’ Agreement to extend these notes, the Company agreed to cause the notes to be revised and re-issued as convertible debentures which would pay 7.5% interest and be convertible by lenders at the conversion price equal to the par value of our common shares (at present $0.001/share).  As such, the holders could convert into a total of 237,000,000 shares of common stock of the Company, if the full conversion privilege were to be exercised.  Notwithstanding the foregoing, the Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lenders have agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction. On June 1, 2009, the notes were assigned to Horowitz Consulting Group, LLC and the principals thereof have agreed to limit the conversion right under the notes based on the fact that Company does not currently have sufficient authorized shares to allow for the conversion of the note beyond 26,000,000 shares and the fact that the Company will need to issue shares in order to raise other operating capital as set forth herein.

During the nine months ended June 30, 2009 a stockholder of the Company personally assumed the outstanding debt and interest on a line of credit held by the Company.  The total amount assumed on the line of credit was $124,953 and interest of $3,264 was also assumed.

During the nine months ended June 30, 2009 a stockholder of the Company personally assumed two stockholder loans/related party balances in the amount of $200,947.  Additionally, this stockholder personally assumed $26,463 of credit card debt held by the Company.

NOTE 3 – BASIC AND DILUTED NET (LOSS) PER SHARE

The basic net (loss) per common share is computed by dividing the net (loss) by the weighted average number of common shares outstanding.  Diluted net (loss) per common share is not computed since it would be anti-dilutive.

NOTE 4 – RECENT MATERIAL TRANSACTION

On July 16th, the Company, in furtherance of their Letter of Intent “LOI” to merge with STB Telemedia, Inc., entered into a formal joint venture agreement (the “Joint Venture LLC”).  The joint venture was created by means of the formation of an LLC to operate the business of STB Telemedia under the auspices of the Company as a co-owner thereof.  It is the intention to of the Company and STB Telemedia to complete the merger transaction on or before September 15, 2009.

In addition, the Company has subsequently received commitments from certain of its prior principle shareholders to exonerate the Company from any obligation with respect to a principal balance of debt of approximately $437,000 and accrued expenses of approximately $32,000 due to them along with the interest accrued thereon.

Bank of America has agreed in principle to a reduction of the principal balance and accrued interest to an amount not exceeding $55,000 as of the date hereof.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2009, the FASB, in an effort to codify all authoritative accounting guidance related to a particular topic in a single place, issued Statement of Financial Account Standards No. 168, "The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS No. 168").  It replaces the U.S. generally accepted accounting principles ("U.S. GAAP") hierarchy created by Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," by establishing only two levels of generally accepted accounting principles: authoritative and non authoritative. All authoritative guidance will carry the same level of authority. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material effect on our results of operations.

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

On July 26, 2008, the Company determined that it would no longer operate as a broker for the sale of new and previously owned recreational vessels. Instead, from and after July 26, 2008, the Company’s board of directors agreed to adopt a business plan of developing cancer detection technologies and to change its name to Boveran Diagnostics, Inc in light of its new change in business. The Company’s board of directors then abandoned those operations and subsequently established a new line of business for the Company and then formulated a new business model of creating, marketing and licensing new media technologies. Along those lines, the Company has entered into the letter of intent and the joint venture agreement set forth below to accomplish that objective.

On May 18, 2009, the Company entered into a Binding Letter of Intent to acquire 100% of the stock of STB Telemedia and we intend to grow our existing organization by obtaining financing and acquiring new technologies in the Multi-media sector and to develop them and to bring them to the marketplace.  On July 16th, the Company, in furtherance of their Letter of Intent “LOI” to merge with STB Telemedia, Inc., entered into a joint venture agreement (the “Joint Venture LLC”).  The joint venture was created by means of the formation of an LLC to operate the business of STB Telemedia under the auspices of the Company as a co-owner thereof.  It is the intention of both the Company and STB Telemedia, Inc., to complete the merger transaction as set forth in the LOI on or before September 15, 2009.

Results of Operations for the Nine Months Ended June 30, 2008 Compared to the Nine Months Ended June 30, 2009.

Due to the change of our business, our brokerage income for the nine months ended June 30, 2009 was $0.  This was a decrease of $216,632, or 100%, as compared to brokerage income of $216,632 for the nine months ended June 30, 2008.  The decrease in brokerage income was due to our change in business from a full-service brokerage company that served both recreational boaters and the marine industry and had as its primary business the brokerage sale of new and previously-owned recreational vessels, to a cancer detection technology development company and now into a new media technology development, marketing and licensing Company.

General and administrative expenses for the nine months ended June 30, 2009 were $40,770.  This was a decrease of $593,813, or 94%, as compared to general and administrative expenses of $634,583 for the nine months ended June 30, 2008.   The decrease is due to our change in business from a full-service brokerage company that served both recreational boaters and the marine industry and had as its primary business the brokerage sale of new and previously-owned recreational vessels to a cancer detection technology company and ultimately into a new media technology development, marketing and licensing Company, resulting in there being far reduced general and administrative expenses for the period. The decrease is also due to the absence of $390,385 of consulting fees related to shares of common stock issued during the nine months ended June 30, 2008 that was not present during the nine months ended June 30, 2009.

Depreciation expense for the nine months ended June 30, 2009 was $0.  This is a decrease of $3,448 or 100%, as compared to depreciation expense of $3,448 for the nine months ended June 30, 2008. The decrease in depreciation expense was due to the sale of the Company’s assets pursuant to an Asset Purchase Agreement entered into on July 26, 2008, with Speedy X Change, a Wisconsin corporation and the Company.

Interest expense for the nine months ended June 30, 2009 was $29,165.  This is an increase of $4,070, or 16%, as compared to interest expense of $25,095 for the nine months ended June 30, 2008.  The increase in interest expense is due to the accrual of interest on outstanding lines of credit and a stockholder loan during the nine months ended June 30, 2009.   Additional interest has also been accrued for the nine months ended June 30, 2009 due to Bank of America demanding full payment on the outstanding line of credit in December 2008, however, the Bank of America has agreed in principle to a reduction of the principal balance and accrued interest to an amount not exceeding $55,000 as of the date hereof.

We had gain on the forgiveness of debt for the nine months ended June 30, 2009 of $45,744. This is an increase of $45,744, or 100%, as compared to gain on forgiveness of debt of $0 for the nine months ended June 30, 2008.  The gain on the forgiveness of debt resulted from the following: renegotiating and settling the outstanding balance on our line of credit with Washington Mutual in the amount of $18,203, the forgiveness of debt by vendors on the Company’s accounts payable/accrued expenses in the amount of $17,111 and forgiveness of debt on a note payable in the amount of $10,430. In addition, the Company has subsequently received commitments from certain of its prior principle shareholders to exonerate the Company from any obligation with respect to a principal balance of debt of approximately $437,000 and accrued expenses of approximately $32,000 due to them along with the interest accrued thereon.

We had net loss of $24,191 (or basic and diluted loss per share of $0.00) for the nine months ended June 30, 2009, as compared to net loss of $446,494 (or basic and diluted loss per share of $0.00), for the nine months ended June 30, 2008. The decrease in net loss was primarily due to our change in business from a full-service brokerage company, to a cancer detection technology development company, and then to a new media technology holding company which has, as of July 16th, entered into a formal joint venture agreement with STB Telemedia, Inc. (the “Joint Venture LLC”), which is now operating the business of STB Telemedia, Inc. under the auspices of the Company as a co-owner thereof.  It is the intention of the Company and STB to complete the merger transaction on or before September 15, 2009.

Liquidity and Capital Resources

As of June 30, 2009, we had total current assets of $0.

As of June 30, 2009, we had total current liabilities of $936,388 consisting of loans from stockholders of $437,512, bank line of credit of $95,636, accounts payable to related parties of $39,711, accrued expenses of $48,383 accounts payable of $35,171, and notes payable of $279,975.  Accrued expenses consisted of credit cards payable and accrued interest.

We had negative working capital of $936,388 as of June 30, 2009. The ratio of current assets to current liabilities was 0% as of June 30, 2009.

During the nine months ended June 30, 2009, net cash was $0; consisting of $17,338 used in operating activities which was offset by $17,338 provided by financing activities.

Cash flows from operations were not sufficient to fund our requirements during the nine months ended June 30, 2009.  Our current cash requirements are approximately $6,500 per month. To make up the shortfall, we utilized a portion of the $50,000 non-refundable deposit we received upon executing a non-binding Amended Term Sheet. Subsequent to that time and for the period of three months ending September 30, 2009, we have and will continue to use third party loans and additional capital investment to meet our monthly operating costs as well as our capital expense and material inventory budget.

We are in the process of renegotiating our outstanding debt with our creditors.

On July 6, 2007, we issued a promissory note in the amount of $42,430 to PCMS’ parent company for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  The note matured on January 6, 2008, and was in default, until a renegotiation thereof to provide for a reduction of the principal balance to $30,000 payable in six equal installments of $5,000 (with interest at 0%), as follows: One payment of $5,000. on completion of the merger transaction with STB followed by five equal monthly payments of $5,000 commencing one month after the Closing of the merger transaction.

We are having difficulty meeting our current cash requirements as discussed above regarding a note payable which is in default.  We estimate that we will need to raise approximately $1,250,000 of additional capital during the next twelve months in order to meet our cash requirements and fund our operations.  To conserve cash we do not pay salaries and benefits for management as of now and have not yet incurred any marketing expenditures.

We plan to obtain additional capital from the sale of our common stock or through additional loans from our stockholders. If we are unsuccessful in such efforts we will delay our new business operations in the new media development, marketing and licensing and possibly entertain the addition of certain strategic partners.  At this time, we have identified additional financing sources that are interested in our operations at this time. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. That agreement with Boveran has been terminated and the Company has commenced operations with STB Telemedia, Inc., as a new media technology development, marketing and licensing company which we expect will generate significant operating cash flows and cause the Company to attract significant amounts of additional investment dollars.

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

Income Taxes

Prior to April 8, 2005, we were a limited liability company whereby federal and state income taxes were not payable by, or provided for.  Members were taxed individually on their share of partnership earnings.  From April 8, 2005 going forward, we recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.  During the nine months ended June 30, 2009, we incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Plan of Operations for the Year Ending September 30, 2009

On July 26, 2008, the Company determined that it would no longer operate its business as a broker for the sale of new and previously owned recreational vessels. Instead, from and after May 18, 2009, the Company’s board of directors agreed to adopt a business plan of media based technologies and in furtherance thereof, the Company entered into a joint venture with STB Telemedia, Inc. (“STB”) it’s proposed merger partner and its current Joint Venture Partner.

We intend to grow our existing organization by obtaining financing and acquiring new technologies in the Multi-media sector and to develop them and to bring them to the marketplace. If we are unable to obtain the requisite financing we may have to withdraw from the multi-media delivery market and seek a potential new business combination or merger transaction.

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

Prior to the date of filing this report, we had failed to fully pay and were in default on $40,430 of remaining principal and $2,109 of accrued interest on a note payable which matured on January 6, 2008, that we issued to the parent of PCMS for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  We were also subject to late charges equal to 5% of any amount due under the note that is not received by the holder within three (3) days of when such amount is due. As of the date hereof, the holder of such note payable agreed to reduce the principal balance and accrued interest and late charges to $30,000 payable in six equal installments of $5,000 (with interest at 0%), as follows: One payment of $5,000 on completion of the merger transaction with STB followed by five equal monthly payments commencing one month after the Closing of the merger transaction.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

The previously pending transaction with Boveran Diagnostics has been aborted, and, on May 18, 2009, the Company entered into a Binding Letter of Intent to acquire 100% of the stock of STB Telemedia and we intend to grow our existing organization by obtaining financing and acquiring new technologies in the Multi-media sector and to develop them and to bring them to the marketplace.  On July 16th, the Company, in furtherance of their Letter of Intent “LOI” to merge with STB Telemedia, Inc., entered into a joint venture agreement (the “Joint Venture LLC”).  The joint venture was created by means of the formation of an LLC to operate the business of STB Telemedia under the auspices of the Company as a co-owner thereof.  It is the intention of both the Company and STB Telemedia, to complete the merger transaction as set forth in the LOI on or before September 15, 2009.

The Company has been in the process of negotiating its outstanding debt with its creditors.  In December 2008 we renegotiated and settled the outstanding balance on our line of credit with Washington Mutual. As a result, Washington Mutual has agreed to reduce the line of credit from $22,632 to $4,429.  This amount has been satisfied.

In December 2008 Bank of America called the outstanding line of credit for immediate payment.  Per diem interest is being accrued daily in the amount of $20 for each day payment is late subsequent to December 12, 2008. However, the Bank of America has agreed in principle to a reduction of the principal balance and accrued interest to an amount not exceeding $55,000 as of the date hereof.

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

BOVERAN DIAGNOSTICS, INC.

Date: August 19, 2009	By:	/s/ Andrew J. Schenker
Name: Andrew J. Schenker
Title: Chief Executive Officer and
Principal Financial Officer