Form 10-K
period 2009-09-30
Thrive World Wide Inc.
filed 2010-01-15
CIK 1333675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ____________

Commission File Number 333-127597

THRIVE WORLD WIDE, INC.
(Name of small business issuer in its charter)

Nevada	20-2725030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

638 Main Street, Lake Geneva, Wisconsin	53147
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (262) 749-0373

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

The issuer’s revenue for the most recent fiscal year ended September 30, 2009 was $ -0-                 .

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,800,000 as of September 30, 2009, based upon the per share closing sale price of $0.40 on such date.

As of December 31, 2009, there were outstanding 27,050,000 shares of the registrant’s common stock, $.001 par value per share.

Form 10-K
For the Fiscal Year Ended September 30, 2009

TABLE OF CONTENTS

Form 10-K
For the Fiscal Year Ended September 30, 2009

PART I

Forward Looking Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof. We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. For further information regarding these risks and uncertainties, please refer to publicly available documents that we have filed with the Securities and Exchange Commission (the “SEC”). Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events.  The terms “Thrive,” “Thrive World Wide,” “we,” “us,” “our,” and the “Company” refer to Thrive World Wide, Inc.

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

On July 26, 2008, the Company determined that it would no longer operate as a broker for the sale of new and previously owned recreational vessels. Instead, from and after July 26, 2008, the Company’s board of directors agreed to adopt a business plan of developing cancer detection technologies and to change its name to Boveran Diagnostics, Inc. in light of its new change in business. Although it has not yet done so, the Company’s strategy has since been to acquire established pathology laboratories and medical diagnostic companies and introduce new automation and cancer detection technologies to the marketplace. The Company believed that it was not going to be able to raise sufficient capital to make the cancer detection business self-sustaining in a meaningful manner which would significantly add to shareholder value. The Company's board of directors then decided in the latter part of May of 2009 to wind down the cancer research operation and terminate its letter of intent to acquire the operations of one or more pathology labs. In late May of 2009 the Company entered into a binding letter of intent with STB Telemedia,, Inc., its successors and assign, to acquire the business of STB Telemedia, Inc. and to operate a joint venture with the Company for a period which would allow management and the operational teams to become acquainted and comfortable with each other and to determine the fit and focus of their operations and to provide sufficient time to conduct due diligence by each party. The joint venture has been ongoing through the end of the period at covered by this report.

In furtherance of the new business plan, the Company’s board of directors, on July 16, 2009, approved the resignations of Anthony Welch as Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary effective and directors of the Company respectively, effective on July 16, 2009.

The Company also accepted the resignations of Jason C. Eck and Regina Weller as directors on July 26, 2009.  On this same date, the Company’s board of directors appointed Andrew J. Schenker, as Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer and a director of the Company to be effective immediately upon the aforementioned resignations, which were presented and accepted by the Company on July 16, 2009.

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

The following matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report:

On August 10, 2009, the Company’s board of directors believed it was in the best interest of the Company to issue shares of the Company's common stock to the following individuals in consideration of the conversion into stock of certain notes payable by the Company (as more fully described in Item   : common stock in consideration for such debt cancellation was as follows:  One Million Shares (1,000,000) to Waters Edge Advisors; Eight Hundred Thousand Shares (800,000); and Five Hundred Thousand  Shares (500,000) and a corresponding charge was made to common stock and to additional paid in capital.

On July 26, 2009, the Company’s majority stockholders executed a formal joint venture limited liability company operating with Thrive World Wide, Inc. and a letter of intent to merge the companies together. As of the date of the end of the period reported herein, the merger had not yet closed despite the fact that the companies had operated together for a period of time which was believed to be sufficient to complete the due diligence. As a result of the illness of one of the principals of the joint venture company, due diligence was suspended until the date hereof. It had been anticipated that the time was going to be sufficient to perform adequate due diligence, however, the merger has not yet occurred as of the date of the end of the period covered by this report and the joint venture has been accounted for herein.. The original term sheet ("Term Sheet”) with Thrive World Wide, Inc., with respect to a proposed transaction, was to close at a time to be determined in the future whereby certain selling shareholders of the Company would sell a controlling interest in the Company to Thrive World Wide, Inc. and Thrive World Wide, Inc. would merge with the Company. Pursuant to such Term Sheet, Thrive World Wide, Inc. would assume certain accounts payable and shareholder loans of the Company and certain principals of the Company would exchange the principal amount of loans they have made to the Company for an aggregate of 591,000 shares of the Company’s common stock. Pursuant to such Term Sheet, Thrive World Wide, Inc. would purchase 18,400,000 shares of common stock for a total purchase price of $792,510 in the value of the cash and assets of. Further, other than the shares proposed to be sold to Thrive World Wide, Inc. no more than 9,200,000 shares of the Company’s common stock would be outstanding at the time of the closing of the proposed transaction.  The proposed transaction is subject to the negotiation and execution of a Stock Purchase Agreement and related documentation and satisfaction of all terms and conditions to be detailed therein.

On July 31, 2009, in support of its new business plan, the Company’s directors and the majority stockholders approved to amend the Company’s certificate of incorporation to change the name of the Company to Thrive World Wide, Inc. The certificate of amendment was filed with the Nevada Secretary of State on September 2, 2009, with an effective date of September 28, 2009 granted Financial Industry Regulatory Authority ("FINRA").

On July 31, 2009, the Company’s directors and the majority stockholders approved to amend the Company’s certificate of incorporation to change the name of the Company to Thrive World Wide, Inc., to reauthorize Two Hundred Million (200,000,000) shares of common stock, $.001 par value per share of common stock, and to authorize Ten Million (10,000,000) shares of preferred stock, $.001 par value per share of preferred stock.

On July 26, 2008, the Company approved that the directors and the majority stockholders, of the Company, are authorized, in their sole discretion, to affect a reverse split of the Company's common stock based upon a ratio of not less than one-for-two nor more than one-for-five shares at any time subsequent to August 1, 2009. Notwithstanding the approval of this resolution, the directors and majority stockholders may, in their sole discretion, determine not to effect, and abandon, the reverse stock split without further action by the Company’s Directors and the Majority Stockholders.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

On September 28, 2009, our symbol was changed from “BOVD” to “TWWI",   in conjunction with our change of name from Boveran Diagnostics, Inc. to Thrive World Wide, Inc.  Our common stock was first cleared for quotation on the OTCBB under the symbol “ZYAT” on December 6, 2007.  Prior to that, there was no market for our common stock.

Holders of Record

As of September 30, 2009 we had forty-Eight (48) registered holders of our common stock.

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

Unregistered Sales of Equity Securities

On January 1, 2009, the Company’s board of directors agreed that certain debt holders of the Company were holding debt of the Company for such a prolonged period of time, with very little, if any prospect for the repayment thereof and therefore, agreed that such debt would be convertible to equity as of January 2, 2009 and thereafter.  We have claimed an exemption from registration afforded by Section 4(2) of the Securities Act because of the limited number of persons involved in each transaction, our previous relationship with the recipients, the access of such person to information about us that would have been available in a public offering and the absence of any public solicitation or advertising.  Also, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Item 6.	Management’s Discussion and Analysis.

You should read the following Management’s Discussion and Analysis together with our financial statements and notes to those financial statements included elsewhere in this report. This discussion contains forward-looking statements that are based on our management’s current expectations, estimates and projections about our business and operations. Our actual results may differ from those currently anticipated and expressed in such forward-looking statements. The terms “Thrive” “we,” “us,” “our,” and the “Company” refer to Thrive World Wide, Inc.

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

Results of Operations For The Year Ended September 30, 2009 Compared to the Year Ended September 30, 2008

Our brokerage income for the twelve months ended September 30, 2009 was $0.  This was a decrease of $247,023 or 100%, as compared to brokerage income of $247,023 for the twelve months ended September 30, 2008.  The decrease in brokerage income was due to the disposition of the brokerage business and also from a change in our business model from that of a full-service brokerage company to a cancer detection technology company and the subsequent conversion to a joint venture partner in the multimedia, marketing and communications sector.

General and administrative expenses for the twelve months ended September 30, 2009 were $154,985.  This was a decrease of $320,996, or 73%, as compared to general and administrative expenses of $575,981 for the twelve months ended September 30, 2008.

Depreciation expense for the twelve months ended September 30, 2009 was $0.  This is a decrease of $3,653, or 100%, as compared to depreciation expense of $3,653 for the twelve months ended September 30, 2008.  The decrease in depreciation expense was due to a reduction in fixed assets based upon the disposition of the brokerage business.

Interest expense for the twelve months ended September 30, 2009 was $34,181.  This is a decrease of $2,573, or 7%, as compared to interest expense of $36,754 for the twelve months ended September 30, 2008.  The decrease in interest expense is due to a decrease in outstanding debt.

Other income for the twelve months ended September 30, 2009 was $67,144.  This was an increase of $10,541, or 18.6%, as compared to other income of $56,603 for the twelve months ended September 30, 2008.  The increase is primarily attributable to the receipt of a non-refundable deposit of $50,000 paid to the Company by Boveran Diagnostics, Inc.

We had no gain on the sale of assets for the twelve months ended September 30, 2009, as compared to the gain on the sale of assets of $10,000 for the twelve months ended September 30, 2008.

We had net loss of $121,222 (or basic and diluted loss per share of $0.01) for the twelve months ended September 30, 2009, as compared to net loss of $451,593 (or basic and diluted loss per share of $0.02) for the twelve months ended September 30, 2008.  The decrease in net loss was primarily due to the disposition of the brokerage business and the attendant reduction in salaries.

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $9,752 consisting of amounts due to the Company from its joint venture partner of $9,752.

As of September 30, 2009, we had total current liabilities of $1,040,121 consisting of loans from stockholders of $478,451, bank lines of credit of $296,925, accounts payable to related parties of $95,636, accrued expenses of $25,422, a note payable of $40,430 which is in default (discussed below), accounts payable of $143,687 and bank overdraft of $535. Accrued expenses consisted of credit card liabilities and accrued interest.  See “Item 12, entitled, Certain Relationships and Related Transactions” for a discussion regarding the loans from stockholders and accounts payable to related parties.

We had negative working capital of $1,030,369 as of September 30, 2009. The ratio of current assets to current liabilities was .004% as of September 30, 2009.

Cash flows from operations were not sufficient to fund our requirements during the twelve months ended September 30, 2009. Our current cash requirements are approximately $6,500 per month. To make up the short fall, we utilized a portion of the $50,000 non-refundable deposit we received upon executing a non-binding Amended Term Sheet that was executed on July 11, 2009 with Thrive World Wide, Inc., an unrelated multimedia, web based marketing and telecommunications technology company, with respect to a proposed transaction whereby certain shareholders of the Company would sell a controlling interest in the Company to Thrive World Wide, Inc. and Thrive World Wide, Inc. would merge with the Company.

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

Income Taxes

Prior to April 8, 2005, we were a limited liability company whereby federal and state income taxes were not payable by, or provided for.  Members were taxed individually on their share of partnership earnings.  From April 8, 2005 going forward, we recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.  During fiscal 2009, we incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Plan of Operations for the Year Ending September 30, 2010

We intend to grow our existing organization by obtaining financing and acquiring established pathology labs and medical diagnostic companies and introducing new automation and multimedia, web based marketing and telecommunications technologies to the marketplace. If we are unable to obtain the requisite financing we will withdraw from this market and seek a business combination or merger transaction.

Risk Factors

Our financial condition and results of operations raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2009, we had total stockholders’ deficit of $1,030,369, including an accumulated operating deficit of $2,596,408. In addition, we incurred net losses of $121,222 and $451,593 for the twelve months ended September 30, 2009 and 2008, respectively. Our ability to continue as a going concern is dependent upon our ability secure additional funding and attaining profitable operations.

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

On July 26, 2009, the Company determined that it would no longer operate its business as cancer detection technology company. Instead, from and after July 26, 2009, the Company’s board of directors agreed to adopt a business plan of marketing multimedia, marketing and web based telecommunications technologies. Our new planned operations are subject to the risks inherent in the establishment of a new business enterprise including the ability to attract and retain management and operating personnel, availability of adequate financing, management of daily operations, implementation of communication and control systems, and acceptance of new business methods.  We do not have an adequate history of operations from which to evaluate our performance.

We are dependent upon certain key officers and employees.

Our success is dependent upon the expertise and management decisions of Andrew J. Schenker as Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer and a director of the Company.  The loss of services of Mr. Schenker could adversely affect our financial condition and results of operations.

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

On September 28, 2009, our symbol was changed from “BOVD” to "TWWI" in conjunction with our change of name from Boveran Diagnostics, Inc. to Thrive World Wide, Inc.  Our common stock was first cleared for quotation on the OTCBB under the symbol “ZYAT” on December 6, 2007.  Prior to that, there was no market for the trading of our common stock.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

[Not Presented AS A Part Hereof]

Thrive World Wide, Inc.
Balance Sheet
September 30, 2009

September 30, 2009
Assets
Due from Thrive World Wide, LLC	$9,752
Other current asset
Total current assets	9,752

-
Total assets	$9,752

Liabilities and Stockholders’ Deficit
Bank overdraft	$-
Escrow liability	-
Accounts payable	143,687
Accounts payable - related parties	-
Accrued expenses	25,422
Loans from stockholders	478,451
Note payable	296,925
Bank lines of credit	95,636
Total current liabilities	1,040,121

Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-
Common stock, $.001 par value, 200,000,000 shares authorized, 27,050,000 issued and outstanding	27,050
Additional paid in capital	1,538,989
Accumulated deficit	(2,596,408)
Total stockholders' deficit	(1,030,369)

Total liabilities and stockholders' deficit	$9,752

The accompanying notes are an integral part of these financial statements.

Thrive World Wide, Inc.
Statements of Operations
Years Ended September 30, 2009 and 2008

	2009	2008

Revenue	$-	$-

Operating expenses
General and administrative	154,985	575,981
Depreciation expense		3,653
Total operating expenses	154,985	579,634

Loss from operations	(154,985)	(579,634)

Other income/(expense)
Interest expense	(34,181)	(36,754)
Other income	67,144	56,603
Total other income/(expense)	32,963	19,849

Loss from continuing operations before benefit from income taxes	(120,022)	(559,785)

Benefit from income taxes	-	37,867

Total loss from continuing operations	(521,918)	(502,107)

Discontinued operations
Income/(loss) from operations of discontinued brokerage business, net of income tax expense	1,200	70,325

Net loss	$(121,222)	$(451,593)

Basic and diluted loss per share from continuing operations	$(0.00)	$0.03)

Basic and diluted income per share from discontinued operations	-	-

Net basic and diluted loss per share	$(0.00)	$(0.02)

Weighted average shares outstanding	24,469,589	20,409,096

The accompanying notes are an integral part of these financial statements.

Thrive World Wide, Inc.
Statements of Cash Flows
Years Ended September 30, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities
Net loss	$(121,222)	$(451,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	3,653
Non-cash services paid with equity interest	-	30,966
Gain on sale of assets	-	(10,000)
Changes in:
Cash, escrow		(11,500)
Escrow deposit	4,245	(4,245)
Other current asset	50	390,535
Due From Thrive World Wide, LLC	(9,752)	-
Bank overdraft		535
Accounts payable	92,150	(2,111)
Accounts payable - related parties	(73,846)	12,851
Accrued expenses		23,451
Net cash provided by/(used in)operating activities	(98,676)	15,572

Cash Flows From Investing Activities
Change in cash, escrow		(11,500)
Net cash provided by/(used in) investing activities		(11,500)

Cash Flows From Financing Activities
Bank Overdraft	(535)	535
Proceeds from stockholders ' loans	100,376	1,500
Payments on note payable	(1,000)	(1,000)
Payments on stockholders' loans	-	-
Net change in lines of credit	(1,165)	(4,747)
Proceeds from sale of stock	-	11,064
Net cash provided by/(used in) financing activities	98,676	47,030

Net change in cash	-	(175)

Cash at beginning of period	175	2,247

Cash at end of period	$-	$175

Supplemental Disclosure of Cash Flow Information
Income taxes	$-	$-
Interest	-	32,370

Supplemental Disclosure of Cash Flow Information

During the fiscal year ended September 30, 2009, outstanding debt of $38,511, $10,430, and $18,203 was forgiven on the Company's accounts payable/accrued expenses, note payable, and Washington Mutual line of credit, respectively.  These amounts have been excluded from the statements of cash flows presented.

During the fiscal year ended September 30, 2009, an outside third party purchased the notes payable to two stockholders. Accordingly,  loans/related party balances in the amount of $228,257 have been reclassified to “Notes Payable” and the third party was issued a new Note Payable for payment of other expenses on behalf of the Company in the amount of $21,718.  These amounts have been excluded from the statements of cash flows presented.

During the fiscal year ended September 30, 2009, a stockholder of the Company personally assumed the outstanding debt and interest on a line of credit held by the Company.  The total amount assumed on the line of credit was $124,953 and interest of $3,264 was also assumed.  These amounts have been excluded from the statements of cash flows presented.

During the fiscal year ended September 30, 2009, a stockholder of the Company personally assumed two stockholder loans/related party balances in the amount of $200,947.  Additionally, this stockholder personally assumed $26,463 of credit card debt held by the Company.  These amounts have been excluded from the statements of cash flows presented.

During the fiscal year ended September 30, 2009, debt in the amount of $3,050 was converted at par value to 3,050,000 shares of common stock.  These amounts have been excluded from the statements of cash flows presented.

During the fiscal year ended September 30, 2009, an accrual of interest was made in the amount of $41,718 and added to the note payable balance.   This amounts have been excluded from the statements of cash flows presented.

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

Boveran Diagnostics, Inc.
Statements of Changes in Stockholders’ Deficit
Years Ended September 30, 2009 and 2008

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total
Balances @ October 1, 2007	19,572,027	$19,572	$1,508,840	$(2,023,593)	$(495,181)

Shares issued for services	4,427,973	4,428	26,568	-	30,996
Assumption of liability by a shareholder			3,581		3,581
Net loss				(451,593)	(451,593)

Balances @ September 30, 2008	24,000,000	$24,000	$1,538,989	$(2,475,186)	$(912,197)

Shares issued for in debt conversion	3,050,000	3,050	-	-	3,050
Net loss	-	-	-	(121,222)	(121,222)

Balances @ September 30, 2009	27,050,000	$27,050	$1,538,989	$(2,596,408)	$(1,030,369)

The accompanying notes are an integral part of these financial statements.

Thrive World Wide, Inc.
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

From and after July 26, 2009, the Company’s board of directors adopted a business plan of cancer detection technologies and to change its name to Thrive World Wide, Inc.  Although it has not yet done so, the Company’s strategy has since been to acquire established pathology labs and medical diagnostic companies and introduce new automation and cancer detection technologies to the marketplace. Prior to July 26, 2009, the Company was known as Z Yachts, Inc., the successor of a limited liability company founded in December 2002 in the state of Florida and became a corporation on April 8, 2005 in the State of Nevada.. Z Yachts, Inc. was a full-service brokerage company that served both recreational boaters and the marine industry and had as its primary business the brokerage sale of new and previously-owned recreational vessels.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, Thrive World Wide, Inc. considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of September 30, 2009.

Allowance for Doubtful Accounts
Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.  There was no allowance for doubtful accounts as of September 30, 2009.

Property and Equipment
Property and equipment are valued at cost.  Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Gains and losses on dispositions of equipment are reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to seven years.

Income Taxes
Prior to April 8, 2005, Thrive World Wide, Inc. was a limited liability company in the name of Z Yachts, LLC, whereby federal and state income taxes were not payable by, or provided for.  Members of Z Yachts, LLC, were taxed individually on their share of partnership earnings.  From April 8, 2005 going forward, Thrive World Wide, Inc. recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Thrive World Wide, Inc. provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Revenue Recognition
Thrive World Wide, Inc. recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Impairment of Long-Lived Assets
Thrive World Wide, Inc. reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Thrive World Wide, Inc. assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  No impairment loss has been recognized for each of the years presented.

Advertising Costs
Advertising Costs are expensed as incurred.  Advertising costs were $19,304 and $21,616 for the years ended September 2009 and 2008, respectively.

Basic and Diluted Net Income (Loss) per Share
The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended September 30, 2009 and 2008, there were no dilutive securities.

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

In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations." SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value.  SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items including, among other items: (1) expensing acquisition-related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.

Thrive World Wide, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Thrive World Wide, Inc. results of operations, financial position or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Thrive World Wide, Inc. has a working capital deficit and a stockholders’ deficit of $1,030,369 as of September 30, 2009.  These conditions raise substantial doubt as to Thrive World Wide, Inc.’s ability to continue as a going concern.  Management has plans to raise additional capital through sales of its common stock and financial loans. The financial statements do not include any adjustments that might be necessary if Thrive World Wide, Inc. is unable to continue as a going concern.

NOTE 3 – DISCONTINUED OPERATIONS

As discussed in Note 1, prior to July 26, 2008, the Company’s primary business was the brokerage sale of new and previously-owned recreational vessels.  As of the aforementioned date the Company sold all of its brokerage business assets and no longer has any involvement in the brokerage business.  Accordingly the results of operations of the brokerage business are reported as income from discontinued operations in the statements of operations.  Prior to the sale, the brokerage business represented substantially all of the Company’s operating revenue.

Results for discontinued operations were as follows for the years ended September 30:

	2009	2008

Revenue	$247,023	$354,200
Expenses	138,831	217,620
Income from discontinued operations before income taxes	108,192	136,580
Income tax expense	37,867	47,803
Net income from discontinued operations	$70,325	$88,777

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following:

Credit cards payable	$50,887
Accrued interest payable	4,384
Total	$55,271

NOTE 5- LOANS FROM STOCKHOLDERS

The stockholders advance money to Thrive World Wide, Inc. on an as-needed basis.  At September 30, 2009, there are five outstanding stockholder loans.  One loan is to a stockholder/officer of Thrive World Wide, Inc.  One of the stockholder loans bears interest at a rate of 7.50% per annum and is due on demand.  Interest expense of $34,181 has been recorded for the years ended September 30, 2009.  All other loans bear no interest and are due on demand.

NOTE 6 – NOTE PAYABLE

On July 6, 2007, we issued a promissory note in the amount of $42,430, which bears interest at a rate of 12% per annum.  The note required five monthly payments of $500 with the remainder due on January 6, 2010.  The note was issued in lieu of payment for prior services rendered.  Interest expense of $2,484 and $844 has been recorded for the years ended September 30, 2009 and 2008, respectively.

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

NOTE 7 – BANK LINES OF CREDIT

Bank lines of credit consists of the following:

$100,000 revolving line of credit with Bank of America, interest rate of 7.75% at September 30, 2009; secured by the personal guarantees of former officers.	$95,636

$125,000 line of credit with First Banking Center, interest rate of 5.50% at September 30, 2009; secured by the property and vehicle of one of the former officers that was pledged on behalf of the company.	124,953

$25,000 revolving line of credit with Washington Mutual, interest rate of 7.50% at September 30, 2009; secured by the personal guarantees of the former officers.	22,632

Total	$243,221

NOTE 8 – INCOME TAXES

Prior to April 8, 2005, Thrive World Wide, Inc. was a limited liability company in the name of Z Yachts, LLC, whereby federal and state income taxes were not payable by, or provided for.  Members of Z Yachts, LLC,. were taxed individually on their share of partnership earnings.  From April 8, 2005 going forward, Thrive World Wide, Inc.  recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Thrive World Wide, Inc. provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

From April 8, 2005 going forward, Thrive World Wide, Inc. uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During fiscal 2008, Thrive World Wide, Inc. incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $2,050,000 at September 30, 2008, and will begin to expire in 2025.

At September 30, 2009, deferred tax asset consists of the following:

Deferred tax asset
Net operating losses	$717,500
Less valuation allowance	(717,500)
Net deferred tax asset	$-

NOTE 9 – COMMON STOCK

During fiscal 2009, Thrive World Wide, Inc. issued a total of 3,050,000 to Waters Edge Advisors, Inc, John Burke and Anthony Finn in exchange for the cancellation of $3,050 of the convertible debt or $.001 par value per share of common stock.  T

NOTE 10 – TERM SHEET

On May 18, 2009, the Company’s majority stockholders executed a binding Term Sheet (“Term Sheet”) with Thrive World Wide, Inc., an unrelated third party multimedia, web-based marketing communication company,  with respect to a proposed transaction at a time to be determined in the future whereby certain selling shareholders of the Company would sell a controlling interest in the Company to Thrive World Wide, Inc. and Thrive World Wide, Inc. would merge with the Company (“Proposed Transaction”). Pursuant to such Term Sheet, Thrive World Wide, Inc. would assume certain accounts payable and shareholder loans of the Company and certain principals of the Company would exchange the principal amount of loans they have made to the Company for an aggregate of 591,000 shares of the Company’s common stock.  The transaction has not closed as of the date covered by this report and a joint venture has been entered into between Thrive World Wide LLC and the Company.

NOTE 11 – RELATED PARTY TRANSACTIONS

None

NOTE 12 – SUBSEQUENT EVENTS

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

The Proposed Transaction discussed in Note 10 has not occurred as of the date of this filing. The Term Sheet has not been revised to extend the time of Closing which was to occur on September 15, 2009, accounting for all allowable extensions.

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

Anthony K. Welch (40) has served as our acting Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer, Director beginning July 2008. He is currently acting Chairman and CEO of Thrive World Wide, Inc.  since January 2007 and also serves as interim Chairman of Modern Technology Corp. and Encore Energy Systems. Since May 2004, Mr. Welch has served as Chairman for Encore Energy Systems, a company in the business of providing energy conservation solutions and patent licensing for its geothermal technologies. Prior to May 2004, Mr. Welch was Managing Member of Maxim Advisors, a Mergers and Acquisitions consulting firm. Concurrent with his position in Encore Energy Systems, beginning in March 2004, Mr. Welch serves as Chairman for Modern Technology Corp, a company in the business of acquiring specialized assets and technology.   Mr. Welch holds an NASD Series 65 License.

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

Our board of directors adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of our code of ethics.  Persons wishing to make such a request should contact Secretary, Thrive World Wide, Inc., 638 Main Street, Lake Geneva, Wisconsin 53147.

Item 10.	Executive Compensation.

The following table sets forth summary information concerning the compensation received for services rendered to us during the two fiscal years ended by our Chief Executive Officer. None of our other executive officers received $100,000 or more of compensation in any fiscal year represented in the table.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($) (2)	Stock Awards ($) (3)	All Other Compensation ($)	Total ($)

Andrew Schenker President & CEO	2009	$-	$-	$-	$-
Andrew Schenker President & CEO	2008	$-	$-	$-	$-

(1)	Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.

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

Each of the employment agreements was for the period from May 1, 2005 until December 31, 2009 and provided that we would pay Mr. Weller, Mrs. Weller and Mr. Eck a base salary as set forth below during each of the periods.

January 1, 2006 to December 31, 2006	$125,000
January 1, 2007 to December 31, 2007	$130,000
January 1, 2008 to December 31, 2008	$135,000

In addition, the employment agreements provided for the payment of incentive bonuses of up to 100% of base compensation to each of our executive officers depending on achievement of goals set by our board of directors.  No incentive bonuses were paid for the fiscal years ended September 30, 2008 or 2009.

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

The following table set forth information as of December 31, 2009, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors and Named Executive Officers, and our directors and Named Executive Officers as a group.

	Common Stock Beneficially Owned (1)
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

Our corporate office is maintained at 638 Main St., Lake Geneva, WI 53147. The office building, owned by RemJak, whose principal owner is Mr. Eck’s mother, is provided to us on a rent-free basis.  The fair market value of the rent was $6,000 for each of the fiscal years ended September 30, 2009 and 2008.

For the years ended September 30, 2009 and 2008, a stockholder and former officer of the Company provided professional services related to closings in the amount of $10,500 and $3,750, respectively.  These amounts have been recorded as general and administrative expenses.

At September 30, 2009, our former executive officers, James G. Weller, Regina F. Weller and Jason C. Eck, have loaned us $151,639, $35,642 and $59,370 respectively.  The loans bear no interest and are due on demand.  In addition, we had accounts payable to our former executive officers of $53,376 at September 30, 2009.

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

The following table sets forth the aggregate fees incurred by us for the audit and other services provided by our principal account during the fiscal years ended September 30, 2009 and 2008:

	2008	2009

Audit Fees	$21,495	$24,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRIVE WORLD WIDE, INC.

Date: January 14, 2010	By:	/s/ Andrew Schenker
Name: Andrew Schenker Title: President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Schenker	President, Chief Executive Office, Chief Financial Officer and Director	January 14, 2010
Andrew Schenker	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer )