Form 10-K/A
period 2009-09-30
Thrive World Wide Inc.
filed 2010-01-19
CIK 1333675

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

Item 1.
Description of Business.

Prior to July 26, 2008, the Company was known as Z Yachts, Inc., the successor of a limited liability company founded in December 2002 in the state of Georgia which then became a corporation on April 8, 2005 in the State of Nevada. Z Yachts, Inc. was a full-service brokerage company that served both recreational boaters and the marine industry and had as its primary business the brokerage sale of new and previously-owned recreational vessels.

On July 26, 2008, the Company determined that it would no longer operate as a broker for the sale of new and previously owned recreational vessels. Instead, from and after July 26, 2008, the Company’s board of directors agreed to adopt a business plan of developing cancer detection technologies and to change its name to Boveran Diagnostics, Inc. in light of its new change in business. Although it has not yet done so, the Company’s strategy has since been to acquire established pathology laboratories and medical diagnostic companies and introduce new automation and cancer detection technologies to the marketplace. The Company believed that it was not going to be able to raise sufficient capital to make the cancer detection business self-sustaining in a meaningful manner which would significantly add to shareholder value. The Company's board of directors then decided in the latter part of May of 2009 to wind down the cancer research operation and terminate its letter of intent to acquire the operations of one or more pathology labs. In late May of 2009, the Company entered into a binding letter of intent with STB Telemedia, Inc., its successors and assign, to acquire the business of STB Telemedia, Inc. and to operate a joint venture with the Company for a period which would allow management and the operational teams to become acquainted and comfortable with each other and to determine the fit and focus of their operations and to provide sufficient time to conduct due diligence by each party. The joint venture has been ongoing through the end of the period at covered by this report.

In furtherance of the new business plan, the Company’s board of directors, on July 16, 2009, approved the resignations of Anthony Welch as Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and director of the Company, effective on July 16, 2009.

The Company also accepted the resignation of Jason C. Eck and Regina Weller as directors on July 26, 2009.  On this same date, the Company’s board of directors appointed Andrew J. Schenker, as Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer and director of the Company to be effective immediately upon the aforementioned resignations, which were presented and accepted by the Company on July 16, 2009.

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

Item 4.
Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report:

On August 10, 2009, the Company’s board of directors believed it was in the best interest of the Company to issue shares of the Company's common stock to the following individuals in consideration of the conversion into stock of certain notes payable by the Company (as more fully described in Note 9 to the financial statements, common stock in consideration for such debt cancellation was as follows:  One Million Shares (1,000,000) to Waters Edge Advisors; Eight Hundred Thousand Shares (800,000) to John Burke; and Five Hundred Thousand  Shares (500,000) to Anthony Finn;  Seven Hundred and Fifty Thousand Shares (750,000) to Steven A Horowitz; and a corresponding charge was made to common stock.

On July 26, 2009, the Company’s majority stockholders executed a formal joint venture limited liability company operating with STB Telemedia, Inc., and a letter of intent to merge the companies together. As of the date of the end of the period reported herein, the merger had not yet closed despite the fact that the companies had operated together for a period of time which was believed to be sufficient to complete the due diligence. As a result of the illness of one of the principals of the joint venture company, due diligence was suspended until the date hereof. It had been anticipated that the time was going to be sufficient to perform adequate due diligence, however, the merger has not yet occurred as of the date of the end of the period covered by this report and the joint venture has been accounted for herein.. The original term sheet ("Term Sheet”) with STB Telemedia, Inc.,., with respect to a proposed transaction, was to close at a time to be determined in the future whereby certain selling shareholders of the Company would sell a controlling interest in the Company to STB Telemedia, Inc., and STB Telemedia, Inc., would merge with the Company. Pursuant to such Term Sheet, STB Telemedia, Inc., would assume certain accounts payable and shareholder loans of the Company and certain principals of the Company would exchange the principal amount of loans they have made to the Company for an aggregate of 591,000 shares of the Company’s common stock. Pursuant to such Term Sheet, STB Telemedia, Inc., purchase 18,400,000 shares of common stock for a total purchase price of $792,510 in the value of the cash and assets of. Further, other than the shares proposed to be sold to STB Telemedia, Inc., no more than 9,200,000 shares of the Company’s common stock would be outstanding at the time of the closing of the proposed transaction.  The proposed transaction is subject to the negotiation and execution of a Stock Purchase Agreement and related documentation and satisfaction of all terms and conditions to be detailed therein.

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

Overview

Prior to July 26, 2008, the Company was known as Z Yachts, Inc., the successor of a limited liability company founded in December 2002 in the state of  Georgia which then became a corporation on April 8, 2005 in the State of Nevada. Z Yachts, Inc. was a full-service brokerage company that served both recreational boaters and the marine industry and had as its primary business the brokerage sale of new and previously-owned recreational vessels.

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

On May 18, 2009, the Company entered into a Binding Letter of Intent to acquire 100% of the stock of STB Telemedia and we intend to grow our existing organization by obtaining financing and acquiring new technologies in the Multi-media sector and to develop them and to bring them to the marketplace.  On July 16th, the Company, in furtherance of their Letter of Intent “LOI” to merge with STB Telemedia, Inc., entered into a joint venture agreement (the “Joint Venture LLC”).  The joint venture was created by means of the formation of an LLC to operate the business of STB Telemedia under the auspices of the Company as a co-owner thereof.  It is the intention of both the Company and STB Telemedia, Inc., to complete the merger transaction as set forth in the LOI .  There has been an extension to the merger and the LOI which will allow the merger to take place in the second quarter.

Results of Operations For The Year Ended September 30, 2009 Compared to the Year Ended September 30, 2008

The income from our business of cancer development technologies for the twelve months ended September 30, 2009 was $0.  This was a decrease of $247,023 or 100%, as compared to brokerage income of $247,023 for the twelve months ended September 30, 2008.  The decrease in income was due to the disposition of the brokerage business and also from a change in our business model from that of a full-service brokerage company to a cancer detection technology company and the subsequent conversion to a joint venture partner in the multimedia, marketing and communications sector.

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

Other income for the twelve months ended September 30, 2009 was $67,144.  This was an increase of $10,541, or 18.6%, as compared to other income of $56,603 for the twelve months ended September 30, 2008.  The increase is primarily attributable to the receipt of debt forgiveness income.

We had net loss of $121,222 (or basic and diluted loss per share of $0.00) for the twelve months ended September 30, 2009, as compared to net loss of $451,593 (or basic and diluted loss per share of $0.03) for the twelve months ended September 30, 2008.  The decrease in net loss was primarily due to the decrease in general and administrative expenses, primarily professional fees.

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $9,752 consisting of amounts due to the Company from its joint venture partner of $9,752.

As of September 30, 2009, we had total current liabilities of $1,040,121 consisting of loans from stockholders of $745,376, bank lines of credit of $95,63, accrued expenses of $25,422, a note payable of $30,000 which are in default (discussed below), accounts payable of $143,687. Accrued expenses consisted of credit card liabilities and accrued interest.  See “Item 12, entitled, Certain Relationships and Related Transactions” for a discussion regarding the loans from stockholders and accounts payable to related parties.

We had negative working capital of $1,030,369 as of September 30, 2009. The ratio of current assets to current liabilities was 0.9% as of September 30, 2009.

Cash flows from operations were not sufficient to fund our requirements during the twelve months ended September 30, 2009. Our current cash requirements are approximately $6,500 per month. To make up the short fall, we were advanced monies from shareholders and a third party.

In December 2008 we renegotiated and settled the outstanding balance on our line of credit with Washington Mutual. As a result, Washington Mutual has agreed to reduce the line of credit from $22,632 to $4,429 which has been paid in full.

On July 6, 2007, we issued a promissory note in the amount of $42,430 to PCMS’ parent company for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  The note matured on January 6, 2008, and is currently in default, in which event, we have agreed to confess or stipulate judgment against us for all outstanding principal, unpaid interest and all other amounts due under the note in any lawsuit filed by the holder, and the amount of the judgment will be immediately due and payable. On July 6, 2009, we renegotiated the term with PCMS to $30,000 amount due and once payment was made they were to return 586,000 shares of issued stock to the Company’s treasury.

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

We plan to obtain additional capital from the sale of our common stock or through additional loans from our stockholders and if we are unsuccessful in such efforts we will delay or curtail the new business direction of information technology or seek a business combination or merger transaction.  At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds on terms satisfactory to us, or at all, it could cause us to further delay, curtail, scale back or forgo some or all of our operations such as withdrawing from the information technology market or we could cease to exist.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Income Taxes

Prior to April 8, 2005, we were a limited liability company whereby federal and state income taxes were not payable by, or provided for.  Members were taxed individually on their share of partnership earnings.  From April 8, 2005 going forward, we recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.  During fiscal 2009, we incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved for.

Plan of Operations for the Year Ending September 30, 2010

We intend to move forward with our due diligence and concluded the merger with STB Telemedia Inc.  We will develop the technological market that they have already are involved in and will also be working hard on developing new technologies and markets for similar products.

Risk Factors

Our financial condition and results of operations raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2009, we had total stockholders’ deficit of $1,030,369, including an accumulated operating deficit of $2,596,408. In addition, we incurred net losses of $122,222 and $451,593 for the twelve months ended September 30, 2009 and 2008, respectively. Our ability to continue as a going concern is dependent upon our ability secure additional funding and attaining profitable operations.

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

We expect to incur operating losses in future periods due to the change in our business of information technologies from cancer detection technology.  We cannot be sure that we will be successful in generating revenues in the future and in the event we are unable to generate sufficient revenues or raise additional funds we will analyze all avenues of business opportunities.  Management may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.  Such a business combination may ultimately fail, decreasing the liquidity of the Company and shareholder value or cause us to cease operations, and investors would be at risk to lose all or part of their investment in us.

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

Item 7.
Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Thrive World Wide, Inc.
Lake Geneva, WI

We have audited the accompanying balance sheet of Thrive World Wide, Inc. as of September 30, 2009 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended September 30, 2009.  Thrive World Wide, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thrive World Wide, Inc. as of September 30, 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Thrive World Wide, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Thrive World Wide, Inc. has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arcangelo & Co., LLP
January 15, 2010
Poughkeepsie, New York

Thrive World Wide, Inc.
Balance Sheet
September 30, 2009

September 30, 2009

Assets
Due from STB Telemedia, Inc.	$9,752
Total current assets	$9,752

Liabilities and Stockholders’ Deficit
Accounts payable	$143,687
Accrued expenses	25,422
Loans from stockholders	745,376
Note payable	30,000
Bank line of credit	95,636
Total current liabilities	1,040,121

Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares
authorized, 0 issued and outstanding	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 27,050,000
issued and outstanding	27,050
Additional paid in capital	1,538,989
Accumulated deficit	(2,596,408)
Total stockholders' deficit	(1,030,369)

Total liabilities and stockholders' deficit	$9,752

The accompanying notes are an integral part of these financial statements.

Thrive World Wide, Inc.
Statements of Operations
Years Ended September 30, 2009 and 2008

	2009	2008

Revenue	$-	$-

Operating expenses
General and administrative	154,985	575,981
Depreciation expense		3,653
Total operating expenses	154,985	579,634

Loss from operations	(154,985)	(579,634)

Other income/(expense)
Interest expense	(34,181)	(36,754)
Other income	67,144	56,603
Total other income/(expense)	32,963	19,849

Loss from continuing operations before benefit from income taxes	(120,022)	(559,785)

Benefit from income taxes	-	37,867

Total loss from continuing operations	(521,918)	(502,107)

Discontinued operations
Income/(loss) from operations of discontinued brokerage business, net of income tax expense	(1,200)	70,325

Net loss	$(121,222)	$(451,593)

Basic and diluted loss per share from continuing operations	$(0.00)	$(0.03)

Basic and diluted income/(loss) per share from discontinued operations	$(0.00)	$0.00

Net basic and diluted loss per share	$(0.00)	$(0.02)

Weighted average shares outstanding	24,469,589	20,409,096

The accompanying notes are an integral part of these financial statements.

Thrive World Wide, Inc.
Statements of Cash Flows
Years Ended September 30, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities
Net loss	$(121,222)	$(451,593)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	-	3,653
Debt forgiveness	(67,144)	-
Non-cash services paid with equity interest	-	30,966
Bills paid directly with debt issuance	89,531	-
Gain on sale of assets	-	(10,000)
Changes in:
Cash, escrow	-	(11,500)
Escrow deposit	4,245	(4,245)
Other current asset	50	390,535
Due From Thrive World Wide, LLC	(9,752)	-
Accounts payable	92,150	(2,111)
Accounts payable - related parties	(38,907)	12,851
Accrued expenses	51,584	23,451
Net cash provided by operating activities	535	15,572

Cash Flows From Investing Activities
Change in cash, escrow	-	(11,500)
Net cash provided by/(used in) investing activities		(11,500)

Cash Flows From Financing Activities
Bank Overdraft	(535)	535
Proceeds from stockholders ' loans	-	1,500
Payments on note payable	-	(1,000)
Net change in lines of credit	-	(4,747)
Proceeds from sale of stock	-	11,064
Net cash provided by/(used in) financing activities	(535)	47,030

Net change in cash	-	(175)

Cash at beginning of period	-	175

Cash at end of period	$-	$-

Supplemental Disclosure of Cash Flow Information
Income taxes	$-	$-
Interest	-	32,370

Supplemental Disclosure of Cash Flow Information

During the fiscal year ended September 30, 2009, outstanding debt of $38,511, $10,430, and $18,203 was forgiven on the Company's accounts payable/accrued expenses, note payable, and Washington Mutual line of credit, respectively.  These amounts have been excluded from the statements of cash flows presented.

During the fiscal year ended September 30, 2009, an outside third party purchased the notes payable to two stockholders. Accordingly,  loans/related party balances in the amount of $228,257 including capitalized interest of $23,257 have been reclassified to “Notes Payable” and the third party was issued a new Note Payable for payment of other expenses on behalf of the Company in the amount of $41,718.   This third party became a shareholder subsequent to these transaction, thus the balances have been further reclassified to shareholder notes payable.  These amounts have been excluded from the statements of cash flows presented.

During the fiscal year ended September 30, 2009, a stockholder of the Company personally assumed the outstanding debt and interest on a line of credit held by the Company.  The total amount assumed on the line of credit was $124,953 and interest of $3,264 was also assumed.  These amounts have been excluded from the statements of cash flows presented.

During the fiscal year ended September 30, 2009, a stockholder of the Company personally assumed two stockholders loans/related party balances in the amount of $200,947.  Additionally, this stockholder personally assumed $10,429 of credit card debt held by the Company, a related party payable was converted to a shareholder loan in the amount of $34,939 and personally paid $47,813 of bills incurred by the Company.  These amounts have been excluded from the statements of cash flows presented.

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

Thrive World Wide, Inc.
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

From and after July 26, 2009, the Company’s board of directors adopted a business plan of information technologies and to change its name to Thrive World Wide, Inc. The Company has entered into a LOI and plans to merge with STB Telemedia once proper due diligence has been completed. Prior to July 26, 2009, the Company was known as Bovern Diagnostics Inc,. From July 2008 to July 2009 it was in the business of developing cancer detection technologies and treatments. Before July of 2008, Z Yachts, Inc., the successor of a limited liability company founded in December 2002 in the state of Florida and became a corporation on April 8, 2005 in the State of Nevada.. Z Yachts, Inc. was a full-service brokerage company that served both recreational boaters and the marine industry and had as its primary business the brokerage sale of new and previously-owned recreational vessels.

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

Property and Equipment
Property and equipment are valued at cost.  Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Gains and losses on dispositions of equipment are reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to seven years.  As of September 30 2009 the Company has no property and equipment.

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

Revenue Recognition
Thrive World Wide, Inc. recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Advertising Costs
Advertising Costs are expensed as incurred. Advertising costs were $0 and $19,304 for the years ended September 2009 and 2008, respectively.

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

Recently issued accounting pronouncements

On July 1, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards (SFAS) No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is included in FASB Accounting Standards Codification (ASC) 105 “Generally Accepted Accounting Principles.” This new guidance approved the FASB ASC as the single source of authoritative nongovernmental GAAP. The FASB ASC is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered nonauthoritative. The ASC is a restructuring of GAAP designed to simplify access to all authoritative literature by providing a topically organized structure. The adoption of FASB ASC did not impact the Company’s financial statements. Technical references to GAAP included in these Notes to the Consolidated Financial Statements are provided under the new FASB ASC structure.

In May 2009 the Financial Accounting Standards Board (“FASB”) issued a new standard pertaining to subsequent events that defined the period after the balance sheet date during which a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which a company shall recognize events or transactions occurring after the balance sheet date in its financial statements. This standard also requires a company to disclose the date through which subsequent events have been evaluated for recognition or disclosure in the financial statements. We have reflected the recognition and disclosure requirements of this standard in this Form 10-K.

In February 2007, the FASB issued FASB ASC 825-10, “The Fair Value Option for Financial Assets and Financial Liabilities.”   The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective for fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued FASB ASC 805-10, "Business Combinations." FASB ASC 805-10 will significantly change the accounting for business combinations. Under FASB ASC 805-10), an acquiring entity will be required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. FASB ASC 805-10 will change the accounting treatment for certain specific acquisition-related items including, among other items: (1) expensing acquisition-related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, and (3) expensing restructuring costs associated with an acquired business. FASB ASC 805-10 also includes a substantial number of new disclosure requirements. FASB ASC 805-10 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.

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

Results for discontinued operations were as follows for the years ended September 30:

	2009	2008

Revenue	$-	$247,023
Expenses	1,200	138,831
Income/ (loss) from discontinued operations
before income taxes	(1,200)	108,192
Income tax expense	-	37,867
Net income/ (loss) from discontinued operations	$(1,200)	$70,325

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following:

Credit cards payable	$4,123
Accrued interest payable	21,299
Total	$25,422

NOTE 5- LOANS FROM STOCKHOLDERS

The stockholders have and will advance money to Thrive World Wide, Inc. on an as-needed basis. At September 30, 2009, there are two outstanding stockholder loans. One loan is from a former director and officer. At one time during this period the three original officers had three separate loans. All of these notes were combined and signed over to one party in exchange for the complete independent absorption of the 1st Banking Center note from the other two parties. This current note is interest bearing but does not go into effect until October 1, 2009.

The other note of a stockholder bears interest at a rate of 7.50% per annum and is due on demand. Interest expense of $11,250 and $8,310 has been recorded for the years ended September 30, 2009 and 2008, respectively. All other loans bear no interest and are due on demand.

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

During the twelve months ended September 30, 2009 a stockholder of the Company personally assumed the outstanding debt and interest on a line of credit held by the Company.  The total amount assumed on the line of credit was $124,953 and interest of $3,264 was also assumed.

During the twelve months ended September  30, 2009 a stockholder of the Company personally assumed two stockholders loans/related party balances in the amount of $200,947.  Additionally, this stockholder personally assumed $26,463 of credit card debt held by the Company.

NOTE 7 – BANK LINES OF CREDIT

Bank lines of credit consist of the following: $100,000 revolving line of credit with Bank of America, with a balance of $95636.00 at interest rate of 7.75% at September 30, 2009; secured by the also by personal guarantees of former officers.  This is in default and in collection.

NOTE 8 – INCOME TAXES

Prior to April 8, 2005, the Company was a limited liability company in the name of Z Yachts, LLC, whereby federal and state income taxes were not payable by, or provided for. Members of Z Yachts, LLC,. were taxed individually on their share of partnership earnings. From April 8, 2005 going forward, the Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Thrive World Wide, Inc. provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

From April 8, 2005 going forward, Thrive World Wide, Inc. uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During fiscal 2009, Thrive World Wide, Inc. incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $2,150,000 at September 30, 2009, and will begin to expire in 2025.  The increase in the valuation allouance for the deferred tax asset increased by $32,500 for the year ended 2009.

At September 30, 2009, deferred tax asset consists of the following:

Deferred tax asset
Net operating losses	$750,000
Less valuation allowance	(750,000)
Net deferred tax asset	$-

NOTE 9 – COMMON STOCK

On August 10, 2009, the Company’s board of directors believed it was in the best interest of the Company to issue shares of the Company's common stock to the following individuals in consideration of the conversion into stock of certain notes payable by the Company (as more fully described in Note 9 to the financial statements, common stock in consideration for such debt cancellation was as follows:  One Million Shares (1,000,000) to Waters Edge Advisors; Eight Hundred Thousand Shares (800,000) to John Burke; and Five Hundred Thousand  Shares (500,000) to Anthony Finn;  Seven Hundred and Fifty Thousand Shares (750,000) to Steven A Horowitz; and a corresponding charge was made to common stock.

During fiscal 2008, the Company issued a total of 4,427,973 shares to the following entity and individuals: Weller Enterprises on behalf of James Weller and Gina Weller, Jason Eck, Sandy Martini, Kellie Saragusa, Epi Almodovar and Kwajo Sarfoh in consideration for services rendered on behalf of the Company valued at $.007 per share, $.001 par value per share of common stock, or $30,996.  The value of the stock was calculated based on the fair value of the services received as it was deemed a more reliable measure of the fair value of the transaction than the fair value of the equity as per SFAS 123 (R), “Share Based Payments”.

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

Pursuant to the Term Sheet, the Company issued an aggregate of 4,000,000 shares of the Company’s common stock to Mssrs. Almodovar and Sarfoh who provided advisory services to the Company in connection with the Proposed Transaction. Further, other than the shares proposed to be sold to Thrive World Wide, Inc., no more than 7,092,000 shares of the Company’s common stock would be outstanding at the time of the closing of the Proposed Transaction. Refer to Note 8.

NOTE 11 – RELATED PARTY TRANSACTIONS

On July 26 2008, Z Yachts completed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Speedy X Change., a Wisconsin corporation (“Purchaser”), which is controlled by Jason Eck (“Eck”), a director of Z Yachts. On July 26, 2009, the Company’s board of directors approved the sale of assets subject to the terms of the Asset Purchase Agreement and determined that such transaction was in the best interests of the Company and its stockholders. Pursuant to the Asset Purchase Agreement, the Company agreed to sell to Purchaser, on an “AS IS” “WHERE IS” basis, certain assets consisting of the Company’s furniture, trade exposition booth and website and certain Escrow Deposits relating to pending boat sales (“Purchased Assets”). The purchase price for the Purchased Assets was $6,927. Of this amount, $3,581 comprised certain assumed liabilities and the remaining $3,346 was paid in lieu of a partial release of amounts loaned by Eck to the Company, with the remaining outstanding amount still owed to Eck to remain due and payable (“Eck Partial Release”). The Purchase Price was determined based on the carrying value of the Purchased Assets on the books of the Company.

For the years ended September 30, 2009 and 2008, Thrive World Wide, Inc. occupied office space owned by a stockholder on a rent-free basis. The fair market value of the rent is $6,000 for each of the years presented.

For the years ended September 30, 2009 and 2008, a stockholder and former officer of the Company provided professional services related to closings in the amount of $10,500 and $0, respectively.  These amounts have been recorded as general and administrative expenses.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated subsequent events through January 15, 2010, the filing date of this Form 10-K. In preparing these financial statements, we evaluated the events and transactions that occurred from September 30, 2009 to January 15, 2010, the date these financial statements were issued.

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

Management's Report on Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms defined in Rules13a-15(f) and 15d-15(f) of the exchange act. Under the supervision and with the participation of management we conducted an evaluation of the effective of our internal controls over financial reporting as of May 10, 2009 based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal controls over financial reporting were effective as of September 30, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.
Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our executive officers and directors, and their ages and positions are as follows:

Name	Age	Position

Andrew J Schenker	49	Chief Executive Officer &President

Andrew J. Schenker, 49 – Has been the Chief Executive Officer &President of Thrive World Wide Inc [formerly Boveran Diagnostics/Inc] since July 2009. Since October 2007 Mr. Schenker has served as the COO and CFO for Global Warranty Group, LLC a third party administration and extended service contract company. From July 2006 to October 2007, Mr. Schenker served as Chief Financial Officer of Vein Associates of America, Inc. a publically listed company. From October 2005 to July 2006, he was the Chief Financial Officer of Kurent Holdings, Inc., a retail specialty coffee and tea company. From 2003 to 2005, he was Chief Financial Officer of Genio Group, Inc. a toy company listed on the OTC Bulletin Board. In 2002, he was the President, Chief Operating Officer of CDKnet.com, a public company, and a Director of CDKnet.com since May 1998. In addition from 1986 to 2001, while at Symbol Technologies, Inc., a bar code scanner and mobile data management systems and services company, he also served as the General Manager - Worldwide Education Marketing Division and prior to that as Senior Director of Finance for the North American Sales and Services Division.

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

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($) (2)	Stock Awards ($) (3)	All Other Compensation ($)	Total ($)

Andrew Schenker	2009	$-	$-	$-	$-
President & CEO
Andrew Schenker	2008	$-	$-	$-	$-
President & CEO

(1)
Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.

Employment Contracts

There is an oral contract with Andrew Schenker to be compensated $25,000 per year along with 20,000 shares of common stock.  If he is terminated other than for cause, he will receive 100,000 shares of common stock.  Salary shall commence one the company begins to generate revenue.

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

(1)
The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 27,050,000 shares of our common stock which were outstanding as of December 31, 2009.
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

For the years ended September 30, 2009 and 2008, a stockholder and former officer of the Company provided professional services related to closings in the amount of $0 and $10,500, respectively. These amounts have been recorded as general and administrative expenses.

At September 30, 2009, our former executive officer, Jason C. Eck, has loaned us $478,451.  The loan bears interest of 12% and is due on demand.  Interest was will be waived until October 1, 2009.

At September 30, 2009, our former executive officer, Jason C. Eck, has loaned us $266,925.  The loan bears interest of 7.5% and is due on demand.

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

Item 14.
Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by us for the audit and other services provided by our principal account during the fiscal years ended September 30, 2009 and 2008:

	2009	2008

Audit Fees	$24,000	$24,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRIVE WORLD WIDE, INC.

Date: January __15_, 2010	By:	/s/ Andrew Schenker
Name: Andrew Schenker
Title: President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Schenker	President, Chief Executive Office, Chief Financial Officer and Director	January _15__, 2010
Andrew Schenker	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer )