Form 10-K/A
period 2009-09-30
Thrive World Wide Inc.
filed 2010-01-21
CIK 1333675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

Securities registered under Section 12(g) of the Exchange Act: Yes

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

Form 10-K/A
For the Fiscal Year Ended September 30, 2009

TABLE OF CONTENTS

Form 10-K/A
For the Fiscal Year Ended September 30, 2009

PART I

Forward Looking Statement

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof. We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. For further information regarding these risks and uncertainties, please refer to publicly available documents that we have filed with the Securities and Exchange Commission (the “SEC”). Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events.  The terms “Thrive,” “Thrive World Wide,” “we,” “us,” “our,” and the “Company” refer to Thrive World Wide, Inc.

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

On July 26, 2008, the Company determined that it would no longer operate as a broker for the sale of new and previously owned recreational vessels. Instead, from and after July 26, 2008, the Company’s board of directors agreed to adopt a business plan of developing cancer detection technologies and to change its name to Boveran Diagnostics, Inc. in light of its new change in business. Although it had not yet done so, the Company’s strategy had since been to acquire established pathology laboratories and medical diagnostic companies and introduce new automation and cancer detection technologies to the marketplace. The Company believed that it was not going to be able to raise sufficient capital to make the cancer detection business self-sustaining in a meaningful manner which would significantly add to shareholder value. The Company's board of directors then decided in the latter part of May of 2009 to wind down the cancer research operation and terminate its letter of intent to acquire the operations of one or more pathology labs. In late May of 2009, the Company entered into a binding letter of intent with STB Telemedia, Inc., its successors and assign, to acquire the business of STB Telemedia, Inc. and to operate a joint venture with the Company for a period which would allow management and the operational teams to become acquainted and comfortable with each other and to determine the fit and focus of their operations and to provide sufficient time to conduct due diligence by each party. The joint venture has been ongoing through the end of the period covered by this report.

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

On July 26, 2009, the Company’s majority stockholders executed a formal joint venture limited liability company operating with STB Telemedia, Inc., and a letter of intent to merge the companies together. As of the date of the end of the period reported herein, the merger had not yet closed despite the fact that the companies had operated together for a period of time which was believed to be sufficient to complete the due diligence. As a result of the illness of one of the principals of the joint venture company, due diligence was suspended until the date hereof. It had been anticipated that the time was going to be sufficient to perform adequate due diligence, however, the merger has not yet occurred as of the date of the end of the period covered by this report and the joint venture has been accounted for herein.. The original term sheet ("Term Sheet”) with STB Telemedia, Inc., with respect to a proposed transaction, was to close at a time to be determined in the future whereby certain selling shareholders of the Company would sell a controlling interest in the Company to STB Telemedia, Inc., and STB Telemedia, Inc., would merge with the Company. Pursuant to such Term Sheet, STB Telemedia, Inc., would assume certain accounts payable and shareholder loans of the Company and certain principals of the Company would exchange the principal amount of loans they have made to the Company for an aggregate of 591,000 shares of the Company’s common stock. Pursuant to such Term Sheet, STB Telemedia, Inc., would purchase 18,400,000 shares of common stock for a total purchase price of $792,510 with cash and assets. Further, other than the shares proposed to be sold to STB Telemedia, Inc., no more than 9,200,000 shares of the Company’s common stock would be outstanding at the time of the closing of the proposed transaction. The proposed transaction is subject to the negotiation and execution of a Stock Purchase Agreement and related documentation and satisfaction of all terms and conditions to be detailed therein.

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

General and administrative expenses for the twelve months ended September 30, 2009 were $154,985. This was a decrease of $320,996, or 73%, as compared to general and administrative expenses of $575,981 for the twelve months ended September 30, 2008. This decrease was primarily attributable to a decrease in professional fees.

Depreciation expense for the twelve months ended September 30, 2009 was $0. This is a decrease of $3,653, or 100%, as compared to depreciation expense of $3,653 for the twelve months ended September 30, 2008. The decrease in depreciation expense was due to a reduction in fixed assets.

Interest expense for the twelve months ended September 30, 2009 was $34,181. This is a decrease of $2,573, or 7%, as compared to interest expense of $36,754 for the twelve months ended September 30, 2008. The decrease in interest expense is due to a decrease in outstanding bank debt.

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

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $9,752 consisting of amounts due to the Company from its joint venture partner.

As of September 30, 2009, we had total current liabilities of $1,040,121 consisting of loans from stockholders of $745,376, bank lines of credit of $95,636, accrued expenses of $25,422, a note payable of $30,000 which is in default (discussed below), accounts payable of $143,687. Accrued expenses consisted of credit card liabilities and accrued interest. See “Item 12, entitled, Certain Relationships and Related Transactions” for a discussion regarding the loans from stockholders and accounts payable to related parties.

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

On July 6, 2007, we issued a promissory note in the amount of $42,430 to PCMS’ parent company for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  The note payable matured on January 6, 2008, and is currently in default, in which event, we have agreed to confess or stipulate judgment against us for all outstanding principal, unpaid interest and all other amounts due under the note in any lawsuit filed by the holder, and the amount of the judgment will be immediately due and payable. On July 6, 2009, we renegotiated the balance due to PCMS and once payment was made they were to return 586,000 shares of issued stock to the Company’s treasury.

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

Item 7.
Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Thrive World Wide, Inc.
Lake Geneva, WI

We have audited the balance sheets of Thrive World Wide, Inc. as of September 30, 2009 and 2008 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended September 30, 2009 and 2008.  Thrive World Wide, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thrive World Wide, Inc. as of September 30, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Thrive World Wide, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Thrive World Wide, Inc. has suffered recurring losses from operations and has a working capital deficit of $1,030,369, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arcangelo & Co., LLP
January 19, 2010
Poughkeepsie, New York

Thrive World Wide, Inc.
Balance Sheet
September 30, 2009 and 2008

	September 30, 2009	September 30, 2008

Assets
Due from STB Telemedia, Inc.	$9,752	$-
Escrow deposit	-	4,245
Other current asset	-	50
Total current assets	$9,752	$4,295

Liabilities and Stockholders’ Deficit
Bank overdraft	$-	$535
Accounts payable	143,687	51,537
Accounts payable- related parties	-	73,846
Accrued expenses	25,422	55,271
Loans from stockholders	745,376	451,652
Note payable	30,000	40,430
Bank line of credit	95,636	243,221
Total current liabilities	1,040,121	916,492

Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 27,050,000 and 24,000,000 issued and outstanding, respectively	27,050	24,000
Additional paid in capital	1,538,989	1,538,989
Accumulated deficit	(2,596,408)	(2,475,186)
Total stockholders' deficit	(1,030,369)	(912,197)

Total liabilities and stockholders' deficit	$9,752	$4,295

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

Thrive World Wide, Inc.
Statements of Cash Flows
Years Ended September 30, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities
Net loss	$(121,222)	$(451,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	-	3,653
Debt forgiveness	(67,144)	-
Non-cash services paid with equity interest	-	30,966
Bills paid directly with debt issuance	89,531	-
Gain on sale of assets	-	(10,000)
Changes in:
Cash, escrow	-	(11,500)
Escrow deposit	4,245	(4,245)
Other current asset	50	390,535
Due From Thrive World Wide, LLC	(9,752)	-
Accounts payable	92,150	(2,111)
Accounts payable - related parties	(38,907)	12,851
Accrued expenses	51,584	23,451
Net cash provided by operating activities	535	15,572

Cash Flows From Investing Activities
Change in cash, escrow	-	(11,500)
Net cash used in investing activities		(11,500)

Cash Flows From Financing Activities
Bank Overdraft	(535)	535
Proceeds from stockholders ' loans	-	1,500
Payments on note payable	-	(1,000)
Net change in lines of credit	-	(4,747)
Proceeds from sale of stock	-	11,064
Net cash provided by/(used in) financing activities	(535)	47,030

Net change in cash	-	(175)

Cash at beginning of period	-	175

Cash at end of period	$-	$-

Supplemental Disclosure of Cash Flow Information
Income taxes	$-	$-
Interest	-	32,370

Supplemental Disclosure of Cash Flow Information

During the fiscal year ended September 30, 2009, outstanding debt of $38,511, $10,430, and $18,203 was forgiven on the Company's accounts payable/accrued expenses, note payable, and Washington Mutual line of credit, respectively.  These amounts have been excluded from the statements of cash flows presented.

During the fiscal year ended September 30, 2009, an outside third party purchased the notes payable of two stockholders. Accordingly,  loans/related party balances in the amount of $228,257 including capitalized interest of $23,257 have been reclassified to “Notes Payable” and the third party was issued a new Note Payable for payment of other expenses on behalf of the Company in the amount of $41,718.   This third party became a shareholder subsequent to these transaction, thus the balances have been further reclassified to shareholder notes payable. These amounts have been excluded from the statements of cash flows presented.

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

Thrive World Wide, Inc.
Statements of Changes in Stockholders’ Deficit
Years Ended September 30, 2009 and 2008

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances @ October 1, 2007	19,572,027	$19,572	$1,508,840	$(2,023,593)	$(495,181)

Shares issued for services	4,427,973	4,428	26,568	-	30,996
Assumption of liability by a shareholder			3,581		3,581
Net loss				(451,593)	(451,593)

Balances @ September 30, 2008	24,000,000	$24,000	$1,538,989	$(2,475,186)	$(912,197)

Shares issued for in debt conversion	3,050,000	3,050	-	-	3,050
Net loss	-	-	-	(121,222)	(121,222)

Balances @ September 30, 2009	27,050,000	$27,050	$1,538,989	$(2,596,408)	$(1,030,369)

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

Recently issued accounting pronouncements

On July 1, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards (SFAS) No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is included in FASB Accounting Standards Codification (ASC) 105 “Generally Accepted Accounting Principles.” This new guidance approved the FASB ASC as the single source of authoritative nongovernmental GAAP. The FASB ASC is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered nonauthoritative. The ASC is a restructuring of GAAP designed to simplify access to all authoritative literature by providing a topically organized structure. The adoption of FASB ASC did not impact the Company’s financial statements. Technical references to GAAP included in these Notes to the Financial Statements are provided under the new FASB ASC structure.

In May 2009 the Financial Accounting Standards Board (“FASB”) issued a new standard pertaining to subsequent events that defined the period after the balance sheet date during which a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which a company shall recognize events or transactions occurring after the balance sheet date in its financial statements. This standard also requires a company to disclose the date through which subsequent events have been evaluated for recognition or disclosure in the financial statements. We have reflected the recognition and disclosure requirements of this standard in this Form 10-K/A.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Thrive World Wide, Inc. has a working capital deficit and a stockholders’ deficit of $1,030,369 as of September 30, 2009.  The Company has also suffered recurring losses from operations. These conditions raise substantial doubt as to Thrive World Wide, Inc.’s ability to continue as a going concern.  Management has plans to raise additional capital through sales of its common stock and financial loans. The financial statements do not include any adjustments that might be necessary if Thrive World Wide, Inc. is unable to continue as a going concern.

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

NOTE 5- LOANS FROM STOCKHOLDERS

The stockholders have and will advance money to Thrive World Wide, Inc. on an as-needed basis.  At September 30, 2009, there are two outstanding stockholder loans.  A former note payable was classified as a loan from stockholder during 2009, see Note 6.

The second loan is from a former director and officer. At one time during this period the three original officers had three separate loans. All of these notes were combined and signed over to one party in exchange for the complete independent absorption of the Company’s 1st Banking Center line of credit that was guaranteed by the other two parties. The notes assumed by this stockholder totaled $200,947 including accrued interest. During the twelve months ended September 30, 2009 this stockholder also personally assumed the outstanding debt and interest on the 1st Banking Center line of credit held by the Company.  The total amount assumed on the line of credit was $124,953 with interest of $3,264 also assumed. Additionally, this stockholder assumed $10,429 of credit card liability, converted payables due him in the amount of $34,939 and personally paid bills incurred by the Company in the amount of $47,813.

As of September 30, 2009, this shareholder was due $478,451. A convertible promissory note was executed on August 17, 2009 for this amount bearing interest at 12%, and are convertible by lenders at the conversion price equal to the par value of our common shares (at present $0.001/share).  As such, the holder could convert into a total of 479,000,000 shares of common stock of the Company, if the full conversion privilege were to be exercised.  Notwithstanding the foregoing, the Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party. This note is due on demand and matures on February 15, 2010. All interest has been waived from the date of the note until September 30, 2009. There was no beneficial conversion feature associated with these securities as per FASB ASC 470-20-25. The conversion can be made at the option of the holder, the conversion price was greater than the perceived market value of the stock, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price does not decrease. As per FASB ASC 470-20-25-12, no portion of the proceeds from issuance shall be accounted for as attributable to the conversion feature. In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion. The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance of these debentures.

Total interest expense on loans from stockholders amounted to $15,057 and $11,250 for the year ended September 30, 2009 and 2008, respectively.

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

On January 2, 2009, we revised and re-issued certain promissory notes in the face amount of $173,257 and $55,000 to Collette Eck Szczesny and Marilyn Eck, respectively.  These notes represent amounts due and in default from December 31, 2007 and on which no interest or principal has been paid by the Company in over three (3) years.  In consideration of the lenders’ Agreement to extend these notes, the Company agreed to cause the notes to be revised and re-issued as convertible debentures which would pay 7.5% interest and be convertible by lenders at the conversion price equal to the par value of our common shares (at present $0.001/share).  As such, the holders could convert into a total of 237,000,000 shares of common stock of the Company, if the full conversion privilege were to be exercised.  Notwithstanding the foregoing, the Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lenders have agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction. On June 1, 2009, the notes were assigned to Horowitz Consulting Group, LLC and the principals thereof have agreed to limit the conversion right under the notes based on the fact that Company did not at the time have sufficient authorized shares to allow for the conversion of the note beyond 26,000,000 shares and the fact that the Company will need to issue shares in order to raise other operating capital as set forth herein. Subsequent to this note assumption, the principle of Horowitz Consulting Group, LLC exercised the option to convert 3,050,000 shares at par value, which resulted in debt reduction in the amount of $3,050 for the year ended September 30, 2009. Amounts from Horowitz were advanced directly to pay bills of the Company in the amount of $41,718 for the year ended September 30, 2009. These amounts have been reclassified to loans from stockholders and total $266,925 as of September 30, 2009. There was no beneficial conversion feature associated with these securities as per FASB ASC 470-20-25. The conversion can be made at the option of the holder, the conversion price was greater than the perceived market value of the stock, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price does not decrease. As per FASB ASC 470-20-25-12, no portion of the proceeds from issuance shall be accounted for as attributable to the conversion feature. In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion. The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance of these debentures.

NOTE 7 – BANK LINE OF CREDIT

Bank line of credit consist of the following: $100,000 revolving line of credit with Bank of America, with a balance of $95,636 and an interest rate of 7.75% at September 30, 2009; secured by the personal guarantees of former officers. This is in default and in collection as of September 30, 2009.

NOTE 8 – INCOME TAXES

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

Thrive World Wide, Inc. uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During fiscal 2009, Thrive World Wide, Inc. incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $2,150,000 at September 30, 2009, and will begin to expire in 2025. The increase in the valuation allowance for the deferred tax asset increased by $32,500 for the year ended 2009.

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

During fiscal 2008, the Company issued a total of 4,427,973 shares to the following entity and individuals: Weller Enterprises on behalf of James Weller and Gina Weller, Jason Eck, Sandy Martini, Kellie Saragusa, Epi Almodovar and Kwajo Sarfoh in consideration for services rendered on behalf of the Company valued at $.007 per share, $.001 par value per share of common stock, or $30,996. The value of the stock was calculated based on the fair value of the services received as it was deemed a more reliable measure of the fair value of the transaction than the fair value of the equity as per FASB ASC 505-50-30-2.

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

NOTE 10 – AMENDED TERM SHEET

On July 11, 2008, the Company’s majority stockholders executed a non-binding Amended Term Sheet (“Term Sheet”) with Boveran,Inc., an unrelated third party cancer detection technology company, with respect to a proposed transaction at a time to be determined in the future whereby certain selling shareholders of the Company would sell a controlling interest in the Company to Boveran, Inc. and Boveran, Inc. would merge with the Company (“Proposed Transaction”). Pursuant to such Term Sheet, Boveran, Inc. would assume certain accounts payable and shareholder loans of the Company and certain principals of the Company would exchange the principal amount of loans they have made to the Company for an aggregate of 591,000 shares of the Company’s common stock.

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

To date, the only amount received by the Company was the $50,000 non-refundable deposit which has been included in other income for the year ended September 30, 2008.  The Proposed Transaction has not occurred as of the date of this filing and the Company has abandoned these merger plans.

Pursuant to the Term Sheet, the Company issued an aggregate of 4,000,000 shares of the Company’s common stock to Mssrs. Almodovar and Sarfoh who provided advisory services to the Company in connection with the Proposed Transaction. Further, other than the shares proposed to be sold to Thrive World Wide, Inc., no more than 7,092,000 shares of the Company’s common stock would be outstanding at the time of the closing of the Proposed Transaction.  Refer to Note 9.

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

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated subsequent events through January 19, 2010, the filing date of this Form 10-K/A. In preparing these financial statements, we evaluated the events and transactions that occurred from September 30, 2009 to January 19, 2010, the date these financial statements were issued.

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

PART III
Item 9.
Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our executive officers and directors, and their ages and positions are as follows:

Name	Age	Position
Andrew J. Schenker	49	Chief Executive Officer &President
Andrew J. Schenker, 49 – Has been the Chief Executive Officer &President of Thrive World Wide Inc [formerly Boveran Diagnostics/Inc] since July 2009. Since October 2007 Mr. Schenker has served as the COO and CFO for Global Warranty Group, LLC a third party administration and extended service contract company. From July 2006 to October 2007, Mr. Schenker served as Chief Financial Officer of Vein Associates of America, Inc. a publically listed ompany. From October 2005 to July 2006, he was the Chief Financial Officer of Kurent Holdings, Inc., a retail specialty coffee and tea company. From 2003 to 2005, he was Chief Financial Officer of Genio Group, Inc. a toy company listed on the OTC Bulletin Board. In 2002, he was the President, Chief Operating Officer of CDKnet.com, a public company, and a Director of CDKnet.com since May 1998. In addition from 1986 to 2001, while at Symbol Technologies, Inc., a bar code scanner and mobile data management systems and services company, he also served as the General Manager - Worldwide Education Marketing Division and prior to that as Senior Director of Finance for the North American Sales and Services Division.

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

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($) (2)	Stock Awards ($) (3)	All Other Compensation ($)	Total ($)

Andrew Schenker	2009	$-	$-	$-	$-
President & CEO
Anthony Welch	2008	$-	$-	$-	$-
President & CEO

(1)
Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.

Employment Contracts

There is an oral contract with Andrew Schenker to be compensated $25,000 per year along with 20,000 shares of common stock.  If he is terminated other than for cause, he will receive 100,000 shares of common stock.  Salary shall commence once the company begins to generate revenue.

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

At September 30, 2009, shareholder Steve Horowitz, has loaned us $266,925.  The loan bears interest of 7.5% and is due on demand.

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

Item 14.
Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by us for the audit and other services provided by our principal account during the fiscal years ended September 30, 2009 and 2008:

	2009	2008

Audit Fees	$21,000	$24,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRIVE WORLD WIDE, INC.

Date: January __19_, 2010	By:	/s/ Andrew Schenker
Name: Andrew Schenker
Title: President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Schenker	President, Chief Executive Office, Chief Financial Officer and Director	January _19__, 2010
Andrew Schenker	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer )