Form 10-Q
period 2009-12-31
Thrive World Wide Inc.
filed 2010-02-18
CIK 1333675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2009

THRIVE WORLD WIDE, INC.

Commission File Number: 333-127597

Nevada	20-2725030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

638 Main St, Lake Geneva, WI	53147
(Address of principal executive offices)	(Zip Code)

631-786-4450
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
Yes  ☐    No  ☒
As of December 31, 2009, there were 28,198,625 outstanding shares of the registrant's common stock, $.001 par value per share.

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

THRIVE WORLD WIDE, INC.
CONDENSED BALANCE SHEETS

	Dec 31, 2009 (unaudited)	September 30, 2009
Assets
Due from joint venture partner	$37,465	$9,752
Escrow receivable-related party	92,000	-
Total assets	$129,465	$9,752

Liabilities and Stockholders’ Deficit
Accounts payable	$207,638	$143,687
Accrued expenses	41,608	25,422
Loans from stockholders	748,276	745,376
Note payable	30,000	30,000
Bank line of credit	95,636	95,636
Total current liabilities	1,123,158	1,040,121

Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding
Common stock, $.001 par value, 200,000,000 shares authorized, 28,198,625 and 27,050,000 issued and outstanding respectively	28,199	27,050
Additional paid in capital	1,696,840	1,538,989
Accumulated deficit	(2,718,732)	(2,596,408)
Total stockholders' deficit	(993,693)	(1,030,369)

Total liabilities and stockholders' deficit	$129,465	$9,752

See accompanying notes to the condensed financial statements.

THRIVE WORLD WIDE, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended Dec 31,
	2009	2008
	(unaudited)	(unaudited)

Revenue	$-	$-

Operating expenses
General and administrative	66,852	23,676

Total operating expenses	66,852	23,676

Loss from operations	(66,852)	(23,676)

Other income/(expense)
Interest expense	(16,186)	(13,619)
Loss on joint venture expenses	(39,286)	-
Gain on forgiveness of debt	-	24,292
Total other income/(expense)	(55,472)	10,673

Net loss	$(122,324)	$(13,003)

Basic and diluted loss per share	$-	$-

Weighted average shares outstanding	27,412,067	24,000,000

See accompanying notes to the condensed financial statements.

THRIVE WORLD WIDE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended Dec 31,
	2009	2008
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss	$(122,324)	$(13,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on joint venture expenses	39,286	-
Gain on forgiveness of debt	-	(24,292)
Changes in:
Other current assets	-	50
Escrow deposit	-	867
Bank overdraft	-	(255)
Accounts payable	66,852	18,835
Accounts payable - related parties	-	2,788
Accrued expenses	16,186	7,602
Net cash used in operating activities		(7,408)

Cash Flows From Financing Activities
Proceeds from stockholders' loans	-	7,408
Net cash provided by/ (used in) financing activities	-	7,408

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental Disclosure of Cash Flows Information
Income taxes	$-	$-
Interest	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
During the three months ended December 31, 2008 outstanding debt of $6,089 and $18,203 was forgiven on the Company's accounts payable and Washington Mutual line of credit, respectively.  These amounts have been excluded from the statements of cash flows presented.

During the three months ended December 31, 2009 a stockholder of the Company paid $2,901 in expenses on behalf of the Company.  These amounts have been excluded from the statements of cash flows presented.

During the three months ended December 31, 2009 the Company issued 1,148,625 shares of common stock in conjunction with a private placement offering.  Gross proceeds of $229,725 were raised from the offering.  Commissions of $70,725 were paid directly from the proceeds.  The net proceeds of $159,000 were deposited into an escrow account maintained by a related party.  These amounts have been excluded from the statement of cash flows presented.

During the three months ended December 31, 2009, $67,000 was advanced from an escrow account maintained by a related party to Thrive World Wide LLC on the Company's behalf for joint venture expenses incurred.  These amounts have been excluded from the statement of cash flows presented.

See accompanying notes to the condensed financial statements.

THRIVE WORLD WIDE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. For further information, refer to the financial statements and footnotes thereto for the most recent fiscal year as reported in Form 10-K/A.  We have evaluated subsequent events through February 18, 2010, the filing date of this Form 10-Q.  In preparing these financial statements, we evaluated the events and transactions that occurred from December 31, 2009 to February 18, 2010, the date these financial statements were issued.

NOTE 2 – LOANS FROM STOCKHOLDERS/NOTE PAYABLE

The stockholders have and will advance money to Thrive World Wide, Inc. on an as-needed basis.  At Decemeber 31, there are two outstanding stockholder loans.

On January 2, 2009, we revised and re-issued certain promissory notes in the face amount of $173,257 and $55,000 to Collette Eck Szczesny and Marilyn Eck, respectively.  These notes represent amounts due and in default from December 31, 2007 and on which no interest or principal has been paid by the Company in over three (3) years.  In consideration of the lenders’ Agreement to extend these notes, the Company agreed to cause the notes to be revised and re-issued as convertible debentures which would pay 7.5% interest and be convertible by lenders at the conversion price equal to the par value of our common shares (at present $0.001/share).  As such, the holders could convert into a total of 237,000,000 shares of common stock of the Company, if the full conversion privilege were to be exercised.  Notwithstanding the foregoing, the Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lenders had agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction. On June 1, 2009, the notes were assigned to Horowitz Consulting Group, LLC and the principals thereof have agreed to limit the conversion right under the notes based on the fact that Company did not at the time have sufficient authorized shares to allow for the conversion of the note beyond 26,000,000 shares and the fact that the Company would need to issue shares in order to raise other operating capital as set forth herein. Subsequent to this note assumption, the principle of Horowitz Consulting Group, LLC exercised the option to convert 3,050,000 shares at par value, which resulted in debt reduction in the amount of $3,050 for the year ended September 30, 2009. As of December 31, 2009. $44,618 has been advanced from Horowitz directly to pay bills of the Company.  The total amount included in loans from stockholders as of December 31, 2009 is $269,825.  Interest in the amount of $5,147 has been recorded for the three months ended December 31, 2009 and has been included in accrued expenses. There was no beneficial conversion feature associated with these securities as per FASB ASC 470-20-25. The conversion can be made at the option of the holder, the conversion price was greater than the perceived market value of the stock at the time of issuance, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price does not decrease. As per FASB ASC 470-20-25-12, no portion of the proceeds from issuance shall be accounted for as attributable to the conversion feature. In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion. The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance of these debentures.

The second loan is from a former director and officer. At one time three original officers had three separate loans. All of these notes were combined and signed over to one party in exchange for the complete independent absorption of the Company’s 1st Banking Center line of credit that was guaranteed by the other two parties. The notes assumed by this stockholder totaled $200,947 including accrued interest. During the twelve months ended September 30, 2009 this stockholder also personally assumed the outstanding debt and interest on the 1st Banking Center line of credit held by the Company.  The total amount assumed on the line of credit was $124,953 with interest of $3,264 also assumed. Additionally, this stockholder assumed $10,429 of credit card liability, converted payables due him in the amount of $34,939 and personally paid bills incurred by the Company in the amount of $47,813.  As of December 31, 2009, this shareholder was due $478,451. A convertible promissory note was executed on August 17, 2009 for this amount bearing interest at 7.5%, and are convertible by lenders at the conversion price equal to the par value of our common shares (at present $0.001/share).  As such, the holder could convert into a total of 479,000,000 shares of common stock of the Company, if the full conversion privilege were to be exercised.  Notwithstanding the foregoing, the Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party. This note is due on demand and matures on February 15, 2010. All interest has been waived from the date of the note until September 30, 2009.  Interest in the amount of $9,170 has been recorded for the three months ended December 31, 2009 and has been included in accrued expenses. There was no beneficial conversion feature associated with these securities as per FASB ASC 470-20-25. The conversion can be made at the option of the holder, the conversion price was greater than the perceived market value of the stock at the time of issuance, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price does not decrease. As per FASB ASC 470-20-25-12, no portion of the proceeds from issuance shall be accounted for as attributable to the conversion feature. In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion. The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance of these debentures.

On July 6, 2007, we issued a promissory note in the amount of $42,430, which bears interest at a rate of 12% per annum.  The note required five monthly payments of $500 with the remainder due on January 6, 2008. The note was issued in lieu of payment for prior services rendered. The note has been renegotiated to provide for a reduction of the principal balance to $30,000 payable in six equal installments of $5,000 (with interest at 0%), as follows: One payment of $5,000 on completion of the merger transaction with Cubit, LLC (as assignee of STB Telemedia, Inc.’s rights) followed by five equal monthly payments of $5,000 commencing one month after the closing of the merger transaction.

THRIVE WORLD WIDE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – BASIC AND DILUTED NET (LOSS) PER SHARE

The basic net (loss) per common share is computed by dividing the net (loss) by the weighted average number of common shares outstanding.  Diluted net (loss) per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  Diluted net (loss) per common share is not computed since it would be anti-dilutive.

NOTE 4 – RECENT MATERIAL TRANSACTIONS

On July 16, 2009, the Company, in furtherance of their Letter of Intent “LOI” to merge with STB Telemedia, Inc., entered into a formal joint venture agreement (the “Joint Venture LLC”).  The joint venture was created by means of the formation of an LLC to operate the business of STB Telemedia, Inc. under the auspices of the Company as a co-owner thereof.  These rights were assigned to Cubit, LLC.

During the three months ended December 31, 2009 the Company issued 1,148,625 shares of common stock in conjunction with a private placement offering.  Gross proceeds of $229,725 were raised from the offering.  Commissions of $70,725 were paid directly from the proceeds.  The net proceeds of $159,000 were deposited into an escrow account maintained by a related party.  From the remaining proceeds $67,000 was paid to the Company’s joint venture partner for joint ventures expenses incurred for the three months ended December 31, 2009.  The balance due from the related party as of December 31, 2009 is $92,000.

In conjunction with the private placement offering the Company issued warrants to purchase ½ share of common stock for 24 months at $0.26 per share and ½ share of common stock for 48 months at $0.36 per share.  No value has been assigned to these warrants as the fair value of such warrants was deemed immaterial.

On February 3, 2010, Thrive World Wide, Inc., announced that it is entering into a LOI with Jarish, Inc., a California based couponing company.  This merger will enhance the ability of TWWI to offer additional specialty services through the electronic media venue that they will provide.  The Company believes that it will be able to provide a unique end-to-end vertical solution that will accommodate content creation and distribution to a broad segment of the market via the Internet.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2009 the Financial Accounting Standards Board (“FASB”) issued a new standard pertaining to subsequent events that defined the period after the balance sheet date during which a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which a company shall recognize events or transactions occurring after the balance sheet date in its financial statements. This standard also requires a company to disclose the date through which subsequent events have been evaluated for recognition or disclosure in the financial statements. We have reflected the recognition and disclosure requirements of this standard in this Form 10-Q.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof. We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. For further information regarding these risks and uncertainties, please refer to publicly available documents that we have filed with the Securities and Exchange Commission (the “SEC”). Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events.  The terms “Thrive,” “Thrive World Wide,” “we,” “us,” “our,” and the “Company” refer to Thrive World Wide, Inc.

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

On May 18, 2009, the Company entered into a Binding Letter of Intent to acquire 100% of the stock of Cubit, LLC (as assignee of STB Telemedia, Inc.’s rights) and we intend to grow our existing organization by obtaining financing and acquiring new technologies in the Multi-media sector and to develop them and to bring them to the marketplace.  On July 16, 2009, the Company entered into a binding letter of intent with Cubit, LLC (as assignee of STB Telemedia, Inc.’s rights), its successors and assign, to operate a joint venture with the Company for a period which would allow management and the operational teams to become acquainted and comfortable with each other and to determine the fit and focus of their operations and to provide sufficient time to conduct due diligence by each party. The joint venture has been ongoing through the end of the period covered by this report.

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

Results of Operations for the Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2009.

Due to the change of our business, revenue for the three months ended December 31, 2009 and December 31, 2008 was $0.  The absence of revenue is due to the change in our business model to a developer of multimedia, marketing and communications technologies including electronic couponing.

General and administrative expenses for the three months ended December 31, 2009 were $66,852.  This was an increase of 43,176, or 182%, as compared to general and administrative expenses of $23,676 for the three months ended December 31, 2008.   The increase is due to an increase in legal fees.

Interest expense for the three months ended December 31, 2009 was $16,186.  This is an increase of $2,567, or 19%, as compared to interest expense of $13,619 for the three months ended December 31, 2008.  The increase in interest expense is due to the accrual of interest on the outstanding stockholder loans during the three months ended December 31, 2009.

We had a loss on joint venture expenses for the three months ended December 31, 2009 of $39,286. This is an increase of $39,286, or 100%, as compared to loss on joint venture expenses of $0 for the three months ended December 31, 2008.

We had a gain on the forgiveness of debt for the three months ended December 31, 2009 of $0.  This is a decrease of $24,292, or 100%, as compared to gain on the forgiveness of debt of $24,292 for the three months ended December 31, 2008.  The decrease is the result of no further debt being settled or negotiated during the three months ended December 31, 2009.

We had net loss of $122,324 (or basic and diluted loss per share of $0.00) for the three months ended December 31, 2009, as compared to net loss of $13,003 (or basic and diluted loss per share of $0.00), for the three months ended December 31, 2008. The increase in net loss was primarily due to joint venture and legal expenses as a result of our change in business from a full-service brokerage company, to a cancer detection technology development company, and then to a joint venture partner in the multimedia, marketing and communications sector.  Additionally, there was no forgiveness of debt for the three months ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had total current assets of $129,465 consisting of amounts due to the Company from its joint venture partner of $37,465 and $92,000 due from an escrow receivable account of a related party.

As of December 31, 2009, we had total current liabilities of $1,123,158 consisting of loans from stockholders of $748,276, bank line of credit of $95,636, accrued expenses of $41,608 accounts payable of $207,638, and notes payable of $30,000.  Accrued expenses consisted of accrued interest and credit card debt.

We had negative working capital of $993,693 as of December 31, 2009. The ratio of current assets to current liabilities was 12% as of December 31, 2009.

Cash flows from operations were not sufficient to fund our requirements during the three months ended December 31, 2009. Our current cash requirements are approximately $20,000 per month. To make up the short fall, we were advanced monies from shareholders and a third party.  Subsequent to that time and for the period of three months ending December 31, 2009, we have and will continue to use third party loans and additional capital investment to meet our monthly operating costs as well as our capital expense needs.

We are in the process of renegotiating our remaining outstanding debt with our creditors.

On July 6, 2007, we issued a promissory note in the amount of $42,430 to PCMS’ parent company for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  The note matured on January 6, 2008, and was in default, until a renegotiation thereof to provide for a reduction of the principal balance to $30,000 payable in six equal installments of $5,000 (with interest at 0%), as follows: One payment of $5,000 on completion of the merger transaction with Cubit, LLC (as assignee of STB Telemedia, Inc.’s rights) followed by five equal monthly payments of $5,000 commencing one month after the Closing of the merger transaction.

We estimate that we will need to raise approximately $200,000 of additional capital during the next twelve months in order to meet our cash requirements and fund our operations.  To conserve cash we do not pay salaries and benefits for management as of now and have not yet incurred any marketing expenditures.

We plan to obtain additional capital from the sale of our common stock or through additional loans from our stockholders. If we are unsuccessful in such efforts we will delay our new business operations in the new media development, marketing and licensing and possibly entertain the addition of certain strategic partners.  At this time, we have identified additional financing sources that are interested in our operations and have completed a private placement offering during the quarter.  We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds on terms satisfactory to us, or at all, it could cause us to further delay, curtail, scale back or forgo some or all of our operations such as withdrawing from the information technology market or we could cease to exist.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Plan of Operations for the Quarter Ending December 31, 2009

In May 2009, the Company’s board of directors agreed to adopt a business plan of media based technologies and in furtherance thereof, the Company entered into a joint venture with Cubit, LLC (as assignee of STB Telemedia, Inc.’s rights) it’s proposed merger partner and its current Joint Venture Partner.

On February 3, 2010, Thrive World Wide, Inc., announced that it is entering into a LOI with Jarish, Inc., a California based couponing company.  This merger will enhance the ability of TWWI to offer additional specialty services through the electronic media venue that they will provide.  The Company believes that it will be able to provide a unique end-to-end vertical solution that will accommodate content creation and distribution to a broad segment of the market via the Internet.

We intend to move forward with our due diligence and conclude the merger with Cubit, LLC (as assignee of STB Telemedia, Inc.’s rights) as well as the merger with Jarvish, Inc., a California based couponing company.  We will develop the technological market that they already are involved in and will also be working hard on developing new technologies and markets for similar products.

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

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended December 31, 2009 the Company issued 1,148,625 shares of common stock in conjunction with a private placement offering.  Gross proceeds of $229,725 were raised from the offering.  Commissions of $70,725 were paid directly from the proceeds.  The net proceeds of $159,000 were deposited into an escrow account maintained by a related party.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

Prior to the date of filing this report, we had failed to fully pay and were in default on $40,430 of remaining principal and $2,109 of accrued interest on a note payable which matured on January 6, 2008, that we issued to the parent of PCMS for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  We were also subject to late charges equal to 5% of any amount due under the note that is not received by the holder within three (3) days of when such amount is due. As of the date hereof, the holder of such note payable agreed to reduce the principal balance and accrued interest and late charges to $30,000 payable in six equal installments of $5,000 (with interest at 0%), as follows: One payment of $5,000 on completion of the merger transaction with Cubit, LLC (as assignee of STB Telemedia, Inc.’s rights) followed by five equal monthly payments commencing one month after the Closing of the merger transaction.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

In May 2009, the Company entered into a Binding Letter of Intent to acquire 100% of the stock of Cubit, LLC (as assignee of STB Telemedia, Inc.’s rights) and we intend to grow our existing organization by obtaining financing and acquiring new technologies in the Multi-media sector and to develop them and to bring them to the marketplace.  On July 16, 2009, the Company, in furtherance of their Letter of Intent “LOI” to merge with Cubit, LLC (as assignee of STB Telemedia, Inc.’s rights), entered into a joint venture agreement (the “Joint Venture LLC”).  The joint venture was created by means of the formation of an LLC to operate the business of Cubit, LLC (as assignee of STB Telemedia, Inc.’s rights) under the auspices of the Company as a co-owner thereof.  It is the intention of both the Company and Cubit, LLC (as assignee of STB Telemedia, Inc.’s rights), to complete the merger transaction as set forth in the LOI during the second quarter.

On February 3, 2010, Thrive World Wide, Inc., announced that it is entering into a LOI with Jarish, Inc., a California based couponing company.  This merger will enhance the ability of TWWI to offer additional specialty services through the electronic media venue that they will provide.  The Company believes that it will be able to provide a unique end-to-end vertical solution that will accommodate content creation and distribution to a broad segment of the market via the Internet.

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

THRIVE WORLD WIDE, INC.

Date: February 18, 2010	By:	/s/ Andrew Schenker
Name: Andrew Schenker
Title: Chief Executive Officer and
Principal Financial Officer