Form 10-K/A
period 2008-09-30
Thrive World Wide Inc.
filed 2010-03-08
CIK 1333675

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The issuer’s revenue for the most recent fiscal year ended September 30, 2008 was $247,023. all attributable to discontinued operations.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $300,000 as of December 31, 2008, based upon the per share closing sale price of $0.05 on such date.

As of December 31, 2008, there were outstanding 24,000,000 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

Explanatory Note

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended September 30, 2008 for the purpose of revising its disclosure under, "Item 8A. Controls and Procedures" the complete text of which is contained herein as well as changes made to the Statement of Operations to reflect the discontinuance of the Company's yacht brokerage operation. In addition, Note 8 was amended to add the method of valuation for common stock issued during the time period; and the disclosures in the certifications set forth in Exhibits 31.1 and 31.2 and a conforming change to Exhibit 32, were made thereto.  Except as discussed in this Explanatory Note, no other changes have been made to the original filing of the Form 10-KSB which was filed in February of 2009.

Form 10-K/A
For the Fiscal Year Ended September 30, 2008

TABLE OF CONTENTS

Form 10-K/A
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

General and administrative expenses (inclusive of discontinued operations) for the twelve months ended September 30, 2008 were $714,812.  This was a decrease of $14,599, or 2%, as compared to general and administrative expenses (inclusive of discontinued operations) of $729,411 for the twelve months ended September 30, 2007.

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

/s/ D’Arcangelo & Co., LLP
February 13, 2009
Poughkeepsie, New York

Boveran Diagnostics, Inc
Balance Sheet
September 30, 2008

September 30, 2008

Assets
Escrow deposit	$4,245
Other current asset	50
Total current assets	4,295

Fixed assets, net of accumulated depreciation of $13,179	-
Total assets	$4,295

Liabilities and Stockholders’ Deficit
Bank overdraft	$535
Escrow liability	-
Accounts payable	51,537
Accounts payable - related parties	73,846
Accrued expenses	55,271
Loans from stockholders	451,652
Note payable	40,430
Bank lines of credit	243,221
Total current liabilities	916,492

Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares
authorized, 0 issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 24,000,000
issued and outstanding	24,000
Additional paid in capital	1,538,989
Accumulated deficit	(2,475,186)
Total stockholders' deficit	(912,197)

Total liabilities and stockholders' deficit	$4,295

The accompanying notes are an integral part of these financial statements.

Boveran Diagnostics, Inc.
Statements of Operations
Years Ended September 30, 2008 and September 30, 2007

	2008	2007
Revenue	$-	$-

Operating expenses
General and administrative	575,981	511,791
Depreciation expense	3,653	4,713
Total operating expenses	579,634	516,504

Loss from operations	(579,634)	(516,504)
Other income/(expense)
Interest expense	(36,754)	(43,406)
Other income	56,603	-
Gain on sale of assets	-	10,000
Total other income/(expense)	19,849	(33,406)
Loss from continuing operations before benefit from income taxes	(559,785)	(549,910)

Benefit from income taxes	37,867	47,803

Total loss from continuing operations	(521,918)	(502,107)
Discontinued operations
Income from operations of discontinued brokerage business, net of income tax expense	$70,325	$88,777

Net loss	$(451,593)	$(413,330)

Basic and diluted loss per share from continuing operations	(0.03)	(0.03)

Basic and diluted income per share from discontinued operations	-	-

Net basic and diluted loss per share	(0.02)	(0.02)

Weighted average shares outstanding	20,409,096	19,190,316

Boveran Diagnostics, Inc.
Statements of Cash Flows
Years Ended September 30, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities
Net loss	$(451,593)	$(413,330)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	3,653	4,713
Non-cash services paid with equity interest	30,996	712,500
Note payable issued for services	-	18,430
Gain on sale of assets	-	(10,000)
Changes in:
Cash, escrow	11,500	(8,700)
Escrow deposit	(4,245)	-
Other current asset	390,535	(366,585)
Bank overdraft	535	-
Accounts payable	(2,111)	3,473
Accounts payable - related parties	12,851	12,630
Accrued expenses	23,451	(20,933)
Net cash provided by/(used in)operating activities	15,572	(67,802)

Cash Flows From Investing Activities
Proceeds from sale of assets	-	10,000
Change in cash, escrow	(11,500)	8,700
Net cash provided by/(used in) investing activities	(11,500)	18,700

Cash Flows From Financing Activities
Proceeds from stockholders ' loans	1,500	41,614
Payments on note payable	(1,000)	(1,000)
Payments on stockholders' loans	-	(5,100)
Net change in lines of credit	(4,747)	452
Proceeds from sale of stock	-	11,064
Net cash provided by/(used in) financing activities	(4,247)	47,030

Net change in cash	(175)	(2,072)

Cash at beginning of period	175	2,247

Cash at end of period	$-	$175

Supplemental Disclosure of Cash Flow Information
Income taxes	$-	$-
Interest	32,370	43,406

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

Boveran Diagnostics, Inc.
Statements of Changes in Stockholders’ Deficit
Years Ended September 30, 2008 and 2007

	Common Stock		Additional Paid-In
	Shares	Amount	Capital	Retained Deficit	Total
Balances @ October 1, 2006	19,089,651	$19,090	$785,758	$(1,610,263)	$(805,415)

Shares issued for cash	7,376	7	11,057		11,064
Shares issued for services	475,000	475	712,025		712,500
Net loss				(413,330)	(413,330)

Balances @ September 30, 2007	19,572,027	19,572	1,508,840	(2,023,593)	(495,181)

Shares issued for cash	-	-	-	-	-
Shares issued for services	4,427,973	4,428	26,568	-	30,996
Assumption of liability by a shareholder			3,581		3,581
Net loss				(451,593)	(451,593)

Balances @ September 30, 2008	24,000,000	$24,000	$1,538,989	$(2,475,186)	$(912,197)

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

NOTE 8 – COMMON STOCK

During fiscal 2008, Boveran Diagnostics, Inc. issued a total of 4,427,973 shares to the following entity and individuals: Weller Enterprises on behalf of James Weller and Gina Weller, Jason Eck, Sandy Martini, Kellie Saragusa, Epi Almodovar and Kwajo Sarfoh in consideration for services rendered on behalf of the Company valued at $.007 per share, $.001 par value per share of common stock, or $30,996.  The value of the stock was calculated based on the fair value of the services received as it was deemed a more reliable measure of fair value of the transaction than the fair value of the equity as per SFAS 123 (R), “Share Based Payments”.

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

NOTE 12 – DISCONTINUED OPERATIONS

As discussed in Note 1, prior to July 26, 2008, the Company’s primary business was the brokerage sale of new and previously-owned recreational vessels.  As of the aforementioned date the Company sold all of its brokerage business assets and no longer has any involvement in the brokerage business.  Accordingly the results of operations of the brokerage business are reported as income from discontinued operations in the statements of operations.  Prior to the sale the brokerage business represented substantially all of the Company’s operating revenue.

Results for discontinued operations were as follows for the years ended September 30:

	2008	2007

Revenue	$247,023	$354,200
Expenses	138,831	217,620
Income from discontinued operations before income taxes	108,192	136,580
Income tax expense	37,867	47,803
Net income from discontinued operations	$70,325	$88,777

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

Management's Report on Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms defined in Rules13a-15(f) and 15d-15(f) of the exchange act. Under the supervision and with the participation of management we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control- Integrated  Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal controls over financial reporting were effective as of September 30, 2008 and for the year then ended.

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

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($) (2)	Stock Awards ($) (3)	All Other Compensation ($)	Total ($)

Anthony Welch, President & CEO	2008	$-	$-	$-	$-
James Weller, President & CEO	2007	$-	$-	$-	$-

(1)	Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.

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

Signature	Title	Date

/s/ Andrew Schenker	President, Chief Executive Office, Chief Financial Officer and Director	February 13, 2009
Andrew Schenker	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer )