Form 10-Q
period 2010-03-31
Thrive World Wide Inc.
filed 2010-05-24
CIK 1333675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2010

THRIVE WORLD WIDE, INC.

Commission File Number: 333-127597

Nevada	20-2725030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

638 Main St, Lake Geneva, WI	53147
(Address of principal executive offices)	(Zip Code)

(631) 786-4450
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
Yes ☐    No ☒

As of March 31, 2010, there were 33,378,625 outstanding shares of the registrant's common stock, $.001 par value per share.

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

THRIVE WORLD WIDE, INC.
CONDENSED BALANCE SHEETS

	Mar 31, 2010 (unaudited)	September 30, 2009
Assets
Escrow deposit	$17,000	$-
Due from Thrive World Wide LLC-joint venture partner	$37,465	$9,752
Escrow receivable-related party	75,000	-
Total assets	$129,465	$9,752

Liabilities and Stockholder's Deficit
Bank overdraft	$-	$-
Accounts payable	189,055	143,687
Accounts payable – related parties	9,435	-
Accrued expenses	53,703	25,422
Loans from stockholders	760,666	745,376
Notes payable	30,000	30,000
Bank line of credit	95,636	95,636
Total current liabilities	1,138,495	1,040,121

Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 issued and outstanding
Common stock, $.001 par value, 200,000,000 shares authorized, 33,378,625 and 27,050,000 issued and outstanding respectively	32,649	27,050
Additional paid in capital	1,696,840	1,538,989
Accumulated deficit	(2,738,519)	(2,596,408)
Total stockholders' deficit	(1,009,030)	(1,030,369)

Total liabilities and stockholders' deficit	$129,465	$9,752

See accompanying notes to the condensed financial statements.

THRIVE WORLD WIDE, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31		Six Months Ended March 31

	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$ -------------	$ ------------	$ -------------	$ ------------

Operating expenses
General and administrative	6,978	2,474	113,116	29,150
Depreciation expense	-----------	-----------	------------	-----------
Total operating expenses	6,978	2,474	113,116	29,150

Net Operating Loss	(6,978)	(2,474)	(113,116)	(29,150)

Other income/(expense)
Interest expense	(16,218)	(8,278)	(32,403)	(21,897)
Gain on forgiveness of debt	3,411	6,982	3,411	31,274
Total other income/(expense)	(12,807)	(1,296)	(28,992)	9,377

Net loss	$(19,785)	$(3,770)	$(142,108)	$(19,773)

Basic and Diluted loss per share	$(0.001)	------------	$(0.006)	------------

Weighted average shares outstanding	24,000,000	24,000,000	24,000,000	24,000,000

See accompanying notes to the condensed financial statements.

THRIVE WORLD WIDE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended Mar 31,
	2010	2009
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss	$(142,108)	$(19,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on joint venture expenses	-	-
Gain on forgiveness of debt	(3,411)	(31,274)
Changes in:
Other current assets	(102,714)	50
Escrow deposit	-	4,245
Bank overdraft	-	-
Accounts payable	54,802	10,660
Accounts payable - related parties	-	5,515
Accrued expenses	32,403	13,030
Net cash used in operating activities	(161,028)	(17,547)

Cash Flows From Investing Activities
Cash provided by investing activities	157,851	-
Net cash provided by/(used in) investing activities	157,851	-

Cash Flows From Financing Activities
Bank overdraft	-	(535)
Proceeds from stockholders' loans	14,479	22,511
Changes in Additional Paid In Capital	157,851	-
Changes in Common Stock	5,599	-
Net change in lines of credit	-	(4,429)
Net cash provided by/ (used in) financing activities	177,929	17,547

Net change in cash	17,000	-

Cash at beginning of period	-	-

Cash at end of period	$17,000	$-

Supplemental Disclosure of Cash Flows Information
Income taxes	$-	$-
Interest	-	-

See accompanying notes to the condensed financial statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities

During the six months ended March 31, 2009 outstanding debt of $13,071 and $18,203 was forgiven on the Company's accounts payable and Washington Mutual line of credit, respectively. These amounts have been excluded from the statements of cash flows presented.

During the six months ended March 31, 2010 outstanding debt of $3,411 was forgiven on the Company’s credit card payable for Washington Mutual.  These amounts have been excluded from the statements of cash flows presented.

During the six months ended March 31, 2010 a stockholder of the Company paid $2,901 in expenses on behalf of the Company. These amounts have been excluded from the statements of cash flows presented.

During the six months ended March 31, 2010 the Company issued 1,148,625 shares of common stock in conjunction with a private placement offering.  Gross proceeds of $229,725 were raised from the offering.  Commissions of $70,725 were paid directly from the proceeds.  The net proceeds of $159,000 were deposited into an escrow account maintained by a related party.  These amounts have been excluded from the statement of cash flows presented

During the six months ended March 31, 2010, $67,000 was advanced from an escrow account maintained by a related party to Thrive World Wide LLC on the Company's behalf for joint venture expenses incurred.  These amounts have been excluded from the statement of cash flows presented.

During the six months ended March 31, 2010, $4,450 of convertible debt was converted to 4,450,000 shares of stock at a par value of $0.001 per share.

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

NOTE 2 – LIQUIDITY

The Company had net losses of approximately $142,108 and $19,773 for the six months ended March 31, 2010 and 2009, respectively.  The Company had a working capital deficit of approximately $1,009,030 and $937,970 as of March 31, 2010 and 2009, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – LOANS FROM STOCKHOLDERS/NOTES PAYABLE

The stockholders have and will advance money to Thrive World Wide, Inc. on an as-needed basis.  At March 31, there are two outstanding stockholder loans.

On January 2, 2009, we revised and re-issued certain promissory notes in the face amount of $173,257 and $55,000 to Collette Eck Szczesny and Marilyn Eck, respectively.  These notes represent amounts due and in default from December 31, 2007 and on which no interest or principal has been paid by the Company in over three (3) years.  In consideration of the lenders’ Agreement to extend these notes, the Company agreed to cause the notes to be revised and re-issued as convertible debentures which would pay 7.5% interest and be convertible by lenders at the conversion price equal to the par value of our common shares (at present $0.001/share).  As such, the holders could convert into a total of 237,000,000 shares of common stock of the Company, if the full conversion privilege were to be exercised.  Notwithstanding the foregoing, the Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lenders have agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction. On June 1, 2009, the notes were assigned to Horowitz Consulting Group, LLC and the principals thereof have agreed to limit the conversion right under the notes based on the fact that Company did not at the time have sufficient authorized shares to allow for the conversion of the note beyond 26,000,000 shares and the fact that the Company will need to issue shares in order to raise other operating capital as set forth herein. Subsequent to this note assumption, the principle of Horowitz Consulting Group, LLC exercised the option to convert 3,050,000 shares at par value, which resulted in debt reduction in the amount of $3,050 for the year ended September 30, 2009. As of March 31, 2010. $60,746 has been advanced from Horowitz directly to pay bills of the Company.  The total amount included in loans from this stockholder as of March 31, 2010 is $285,953.  Interest in the amount of $10,561 has been recorded for the six months ended March 31, 2010 and has been included in accrued expenses. There was no beneficial conversion feature associated with these securities as per FASB ASC 470-20-25. The conversion can be made at the option of the holder, the conversion price was greater than the perceived market value of the stock, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price does not decrease. As per FASB ASC 470-20-25-12, no portion of the proceeds from issuance shall be accounted for as attributable to the conversion feature. In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion. The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance of these debentures.

The second loan is from a former director and officer. At one time three original officers had three separate loans. All of these notes were combined and signed over to one party in exchange for the complete independent absorption of the Company’s 1st Banking Center line of credit that was guaranteed by the other two parties. The notes assumed by this stockholder totaled $200,947 including accrued interest. During the twelve months ended September 30, 2009 this stockholder also personally assumed the outstanding debt and interest on the 1st Banking Center line of credit held by the Company.  The total amount assumed on the line of credit was $124,953 with interest of $3,264 also assumed. Additionally, this stockholder assumed $11,141 of credit card liability, converted payables due him in the amount of $34,939 and personally paid bills incurred by the Company in the amount of $47,813.

As of March 31, 2010, this shareholder was due $479,163. A convertible promissory note was executed on August 17, 2009 for this amount bearing interest at 12%, and are convertible by lenders at the conversion price equal to the par value of our common shares (at present $0.001/share).  As such, the holder could convert into a total of 479,000,000 shares of common stock of the Company, if the full conversion privilege were to be exercised.  Notwithstanding the foregoing, the Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party. This note is due on demand and matures on February 15, 2011. All interest has been waived from the date of the note until September 30, 2009.  Interest in the amount of $18,154 has been recorded for the six months ended March 31, 2010 and has been included in accrued expenses. There was no beneficial conversion feature associated with these securities as per FASB ASC 470-20-25. The conversion can be made at the option of the holder, the conversion price was greater than the perceived market value of the stock, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price does not decrease. As per FASB ASC 470-20-25-12, no portion of the proceeds from issuance shall be accounted for as attributable to the conversion feature. In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion. The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance of these debentures.

On July 6, 2007, we issued a promissory note in the amount of $42,430, which bears interest at a rate of 12% per annum.  The note required five monthly payments of $500 with the remainder due on January 6, 2010. The note was issued in lieu of payment for prior services rendered. The note has been renegotiated to provide for a reduction of the principal balance to $30,000 payable in six equal installments of $5,000 (with interest at 0%).  To date, the options on this arrangement have not been exercised.

NOTE 4 – BASIC AND DILUTED NET (LOSS) PER SHARE

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

NOTE 5 – RECENT MATERIAL TRANSACTION

On July 16, 2009, the Company, in furtherance of their Letter of Intent “LOI” to merge with STB Telemedia, Inc., entered into a formal joint venture agreement (the “Joint Venture LLC”).  The joint venture was created by means of the formation of an LLC to operate the business of STB Telemedia under the auspices of the Company as a co-owner thereof.

During the three months ended December 31, 2009 the Company issued 1,148,625 shares of common stock in conjunction with a private placement offering.  Gross proceeds of $229,725 were raised from the offering.  Commissions of $70,725 were paid directly from the proceeds.  The net proceeds of $159,000 were deposited into an escrow account maintained by a related party.  From the remaining proceeds $67,000 was paid to the Company’s joint venture partner for joint ventures expenses incurred for the three months ended December 31, 2009 and $17,000 was deposited into the Company’s escrow account by the related party.  The balance due from the related party as of March 31, 2010 is $75,000.

In conjunction with the private placement offering the Company issued warrants to purchase ½ share of common stock for 24 months at $0.26 per share and ½ share of common stock for 48 months at $0.36 per share.  No value has been assigned to these warrants as the fair value of such warrants was deemed immaterial.

On March 30, 2010, Thrive World Wide, Inc., announced its merger with Jarish, Inc., a California based couponing company.  This merger will enhance the ability of the Company to offer additional specialty services through the electronic media venue that they will provide.  The Company believes that it will be able to provide a unique end-to-end vertical solution that will accommodate content creation and distribution to a broad segment of the market via the Internet. As of the filing date of this Form 10-Q, certain conditions precedent to the merger closing has not yet been fulfilled.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2010-09 Subsequent Events (Topic 855). This new guidance supersedes the subsequent event standard issued in May 2009 and no longer requires a company to disclose the date through which subsequent events have been evaluated.

On July 1, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards (SFAS) No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is included in FASB Accounting Standards Codification (ASC) 105 “Generally Accepted Accounting Principles.” This new guidance approved the FASB ASC as the single source of authoritative nongovernmental GAAP. The FASB ASC is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered non-authoritative. The ASC is a restructuring of GAAP designed to simplify access to all authoritative literature by providing a topically organized structure. The adoption of FASB ASC did not impact the Company’s financial statements. Technical references to GAAP included in these Notes to the Financial Statements are provided under the new FASB ASC structure.
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

In December 2007, the FASB issued FASB ASC 805-10, "Business Combinations." FASB ASC 805-10 will significantly change the accounting for business combinations. Under FASB ASC 805-10), an acquiring entity will be required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value.  FASB ASC 805-10 will change the accounting treatment for certain specific acquisition-related items including, among other items: (1) expensing acquisition-related costs as incurred, (2) valuing non-controlling interests at fair value at the acquisition date, and (3) expensing restructuring costs associated with an acquired business. FASB ASC 805-10 also includes a substantial number of new disclosure requirements. FASB ASC 805-10 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.

Thrive World Wide, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Thrive World Wide, Inc. results of operations, financial position or cash flows.

NOTE 7 – SUBSEQUENT EVENTS

The Company previously reported that entered into an Agreement and Plan of Merger, dated as of March 4, 2010 (the “Merger Agreement”), with Jarish, Inc., a California corporation ("Jarish"), and Israel Rivera ("Rivera") and Andrew J. Schenker ("Schenker") the principal officers of the respective companies and that such merger became effective on March 30, 2010.   While Jarish and the Company have taken steps to integrate the companies as of that date from a management perspective, subsequent legal advice the Company received during the preparation of the Company’s quarterly report on form 10-Q for the period ended March 31, 2010, has led management to conclude that material conditions for the completion of the transactions contemplated by the Merger Agreement remained unfulfilled as of March 31, 2010 and that the completion of the transactions contemplated by the Merger Agreement could result in unintended adverse tax consequences to the Company and the shareholders of Jarish.  Accordingly, the Company and the Jarish are renegotiating the terms of the merger (but not the substantive provisions) so that:

(a)	Jarish will merge into a subsidiary of the Company formed solely for the Merger, with Jarish surviving;

(b)
As consideration for Jarish merging with the Company’s subsidiary, the Company will issue  an aggregate of 19,739,038 shares (each, a “Merger Share”) of the common stock, par value $.001 per share (the “Company Common Stock”), of the Company in exchange for all of the issued and outstanding common and preferred stock of Jarish, Inc.(collectively, (the “Jarish, Inc. Shares”);

(c)	Jarish, Inc. retaining Jason Eck as a consultant pursuant to a written consulting agreement;

(d)	Jarish, Inc. retaining Rivera as its chief executive officer and co-president pursuant to a written Employment Agreement;

(e)	Jarish, Inc. retaining Schenker as its Executive Vice President pursuant to a written Employment Agreement; and

(f)	Eck, Rivera, and Schenker being elected to the Company’s Board of Directors, subject to the Company’s compliance with Rule 14f-1 under the Securities Exchange Act if 1934, as amended.

The Company retained Eck as a consultant, Rivera as its Chief Executive Officer and President and Schenker as its Executive Vice President and the other material terms of the Merger will be set forth in an amended and restated agreement and plan of merger during the first week of June 2010.

As a result of the planned changes to the Merger Jarish, Inc. will became a wholly-owned subsidiary of the Company.  Jarish, Inc. markets a multi-media and web based marketing system that utilizes a proprietary software program that assists businesses in marketing their products to prospective customers and evaluating prospective customer demographics and determining consumer preferences from as behavioral prospective.

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

On May 18, 2009, the Company entered into a Binding Letter of Intent to acquire 100% of the stock of STB Telemedia and we intend to grow our existing organization by obtaining financing and acquiring new technologies in the Multi-media sector and to develop them and to bring them to the marketplace.  On July 16, 2009, the Company entered into a binding letter of intent with STB Telemedia, Inc., its successors and assign, to operate a joint venture with the Company for a period which would allow management and the operational teams to become acquainted and comfortable with each other and to determine the fit and focus of their operations and to provide sufficient time to conduct due diligence by each party. The joint venture has been ongoing through the end of the period covered by this report.

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

On March 30, 2010, Thrive World Wide, Inc., announced that entered into an Agreement and Plan of Merger, dated as of March 4, 2010 (the “Merger Agreement”), with Jarish, Inc., a California corporation ("Jarish"), and Israel Rivera ("Rivera") and Andrew J. Schenker ("Schenker") the principal officers of the respective companies and that such merger became effective on March 30, 2010.   While Jarish and the Company have taken steps to integrate the companies as of that date from a management perspective, subsequent legal advice the Company received during the preparation of the Company’s quarterly report on form 10-Q for the period ended March 31, 2010, has led management to conclude that material conditions for the completion of the transactions contemplated by the Merger Agreement remained unfulfilled as of March 31, 2010 and that the completion of the transactions contemplated by the Merger Agreement could result in unintended adverse tax consequences to the Company and the shareholders of Jarish.  Accordingly, the Company and the Jarish are renegotiating the terms of the merger (but not the substantive provisions) with Jarish, Inc., a California based couponing company.  This merger will enhance the ability of TWWI to offer additional specialty services through the electronic media venue that they will provide.  The Company believes that it will be able to provide a unique end-to-end vertical solution that will accommodate content creation and distribution to a broad segment of the market via the Internet.

Results of Operations for the Six Months Ended March 31, 2010 Compared to the Six Months Ended March 31, 2009

Due to the change of our business, the income from our business of cancer development technologies for the six months ended March 31, 2010 and March 31, 2009 was $0.  The overall decrease in income was due to our change in business from a full-service brokerage company that served both recreational boaters and the marine industry and had as its primary business the brokerage sale of new and previously-owned recreational vessels, to a cancer detection technology development company to a joint venture partner in the multimedia, marketing and communications sector.

General and administrative expenses for the six months ended March 31, 2010 were $113,116.  This was an increase of $83,966, or 288%, as compared to general and administrative expenses of $29,150 for the six months ended March 31, 2009.   The increase is due to an increase in legal fees associated with the joint venture and merger agreements.

Interest expense for the six months ended March 31, 2010 was $32,403.  This is an increase of $10,506, or 48%, as compared to interest expense of $21,897 for the six months ended March 31, 2009.  The increase in interest expense is due to the accrual of interest on the outstanding stockholder loans during the six months ended March 31, 2010.

We had a gain on the forgiveness of debt for the six months ended March 31, 2010 of $3,411.  This is a decrease of $27,863, or 89%, as compared to gain on the forgiveness of debt of $31,274 for the six months ended March 31, 2009.  The decrease is the result of only one credit card debt being settled or negotiated during the six months ended March 31, 2010.

We had a net loss of $142,108 (or basic and diluted loss per share of $0.006) for the six months ended March 31, 2010, as compared to net loss of $19,773 (or basic and diluted loss per share of $0.001), for the six months ended March 31, 2009. The increase in net loss was primarily due to joint venture and legal expenses as a result of our change in business from a full-service brokerage company, to a cancer detection technology development company, and then to a joint venture partner in the multimedia, marketing and communications sector.  Additionally, there was only a small forgiveness of debt ($3,411) for the six months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010, we had total current assets of $129,465 consisting of $17,000 in an escrow account, amounts due to the Company from its joint venture partner of $37,465 and $75,000 due from an escrow receivable account of a related party.

As of March 31, 2010, we had total current liabilities of $1,138,495 consisting of loans from stockholders of $760,666, bank line of credit of $95,636, accrued expenses of $53,703, accounts payable of $189,055, and notes payable of $30,000.  Accrued expenses consists of accrued interest.

We had negative working capital of  $1,009,030as of March 31, 2010. The ratio of current assets to current liabilities was 11% as of March 31, 2010.

During the six months ended March 31, 2010, net cash was $17,000; consisting of $161,028 used in operating activities which was offset by $157,851provided by investing activities and $ 177,929provided by financing activities.

Cash flows from operations were not sufficient to fund our requirements during the six months ended March 31, 2010. Our current cash requirements are approximately $6,500 per month. To make up the short fall, we were advanced monies from shareholders and a third party.  Subsequent to that time and for the period of six months ending March 31, 2010, we have and will continue to use third party loans and additional capital investment to meet our monthly operating costs as well as our capital expense and material inventory budget.

We are in the process of renegotiating our remaining outstanding debt with our creditors.

On July 6, 2007, we issued a promissory note in the amount of $42,430 to PCMS’ parent company for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  The note matured on January 6, 2008, and was in default, until a renegotiation thereof to provide for a reduction of the principal balance to $30,000 payable in six equal installments of $5,000 (with interest at 0%).  To date, the options on this arrangement have not been exercised.

We are having difficulty meeting our current cash requirements as discussed above regarding a note payable which is in default.  We estimate that we will need to raise approximately $100,000 of additional capital during the next twelve months in order to meet our cash requirements and fund our operations.  To conserve cash we do not pay salaries and benefits for management as of now and have not yet incurred any marketing expenditures.

We plan to obtain additional capital from the sale of our common stock or through additional loans from our stockholders. If we are unsuccessful in such efforts we will delay our new business operations in the new media development, marketing and licensing and possibly entertain the addition of certain strategic partners.  At this time, we have identified additional financing sources that are interested in our operations at this time. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds on terms satisfactory to us, or at all, it could cause us to further delay, curtail, scale back or forgo some or all of our operations such as withdrawing from market or we could cease to exist.

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

Plan of Operations for the Quarter Ending March 31, 2010

On July 26, 2008, the Company determined that it would no longer operate its business as a broker for the sale of new and previously owned recreational vessels. Instead, from and after May 18, 2009, the Company’s board of directors agreed to adopt a business plan of media based technologies and in furtherance thereof, the Company entered into a joint venture with STB Telemedia, Inc. (“STB”) its proposed merger partner and its current Joint Venture Partner.

As the result of our due diligence, the Company elected not to move forward with the merger with STB Telemedia, Inc.

On March 30, 2010, Thrive World Wide, Inc., announced its merger with Jarish, Inc., a California based couponing company.  This merger will enhance the ability of TWWI to offer additional specialty services through the electronic media venue that they will provide.  The Company believes that it will be able to provide a unique end-to-end vertical solution that will accommodate content creation and distribution to a broad segment of the market via the Internet. As of the filing date of this Form 10-Q certain conditions precedent to the merger closing has not yet been fulfilled.

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

In particular, we determined that the Form 8-K filed in to disclose the prospective merger with Jarish in March, 2010 may have contained statement concerning the effectiveness of the merger that were not technically correct from a legal prospective, although correct from a lay management perspective.  Specific steps have been taken to remedy this failure of disclosure controls in that we have in May 2010 retained experienced securities counsel to advise on certain aspects of the merger transaction and assist in the preparation of our reports filed pursuant to Section 13 of the Securities Exchange Act of 1934, as amended.

In general, we plan to improve our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our board of directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Officer, Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

Prior to the date of filing this report, we had failed to fully pay and were in default on $40,430 of remaining principal and $2,109 of accrued interest on a note payable which matured on January 6, 2008, that we issued to the parent of PCMS for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  We were also subject to late charges equal to 5% of any amount due under the note that is not received by the holder within three (3) days of when such amount is due. As of the date hereof, the holder of such note payable agreed to reduce the principal balance and accrued interest and late charges to $30,000 payable in six equal installments of $5,000 (with interest at 0%).  To date, the options on this arrangement have not been exercised.

The Company has been in the process of negotiating its outstanding debt with its creditors.  In December 2008 we renegotiated and settled the outstanding balance on our line of credit with Washington Mutual. As a result, Washington Mutual has agreed to reduce the line of credit from $22,632 to $4,429.  This amount has been satisfied.  In March 2010, Washington Mutual has agreed to reduce the credit card debt from $4123 to $712.  This amount has been satisfied.

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

THRIVE WORLD WIDE, INC.

Date: May 24, 2010	By:	/s/ Andrew J. Schenker
Name: Andrew J. Schenker
Title: Chief Executive Officer and
Principal Financial Officer