Form 10-Q/A
period 2009-06-30
Thrive World Wide Inc.
filed 2010-08-16
CIK 1333675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

This return was amended and addressed all concerns of the letter to the SEC dated January 7, 2010 to Ms. Sondra Snyder in response to their letter of September 22, 2009.

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

BOVERAN DIAGNOSTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS

Boveran Diagnostics, Inc.
Condensed Statements of Operations

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-
Operating expenses
General and administrative	11,620	24,820	40,770	490,150
Depreciation expense	-	875	-	3,448
Total operating expenses	11,620	25,695	40,770	493,598

Loss from operations	(11,620)	(25,695)	(40,770)	(493,598)
Other income/(expense)
Interest expense	(7,268)	(5,227)	(29,165)	(25,095)
Gain on forgiveness of debt	14,470	-	45,744	-
Total other income/(expense)	7,202	(5,227)	16,579	(25,095)

Loss from continuing operations before benefit from income taxes	$(4,418)	$(30,922)	$(24,191)	$(518,693)

Benefit from income taxes	-	6,406	-	25,270

Total loss from continuing operations	(4,418)	(24,516)	(24,191)	(493,423)
Discontinued operations
Income from operations of discontinued brokerage business, net of income tax expense	-	11,896		46,929

Net loss	$(4,418)	$(12,620)	$(24,191)	$(446,494)

Basic and diluted loss per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Basic and diluted income per share from discontinued operations	$-	$0.00	$-	$0.00

Net basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding	24,000,000	19,572,027	24,000,000	19,572,027

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

Note 2 – Discontinued Operations

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

Results for discontinued operations were as follows for the nine months ended June 30:

	2009	2008

Revenue	-	216,632
Expenses	-	144,433
Income from discontinued operations before income taxes	-	72,199
Income tax expense	-	25,270
Net income from discontinued operations	-	46,929

Results for discontinued operations were as follows for the three months ended June 30:

	2009	2008

Revenue	-	95,771
Expenses	-	77,469
Income from discontinued operations before income taxes	-	18,302
Income tax expense	-	6,406
Net income from discontinued operations	-	11,896

NOTE 3 – NOTES PAYABLE/STOCKHOLDER LOANS	Page 8

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

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

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

On May 18, 2009, the Company entered into a Binding Letter of Intent to acquire 100% of the stock of STB Telemedia and we intend to grow our existing organization by obtaining financing and acquiring new technologies in the Multi-media sector and to develop them and to bring them to the marketplace.  On July 16 th , the Company, in furtherance of their Letter of Intent “LOI” to merge with STB Telemedia, Inc., entered into a joint venture agreement (the “Joint Venture LLC”).  The joint venture was created by means of the formation of an LLC to operate the business of STB Telemedia under the auspices of the Company as a co-owner thereof.  It is the intention of both the Company and STB Telemedia, Inc., to complete the merger transaction as set forth in the LOI on or before September 15, 2009.

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

We had net loss of $24,191 (or basic and diluted loss per share of $0.00) for the nine months ended June 30, 2009, as compared to net loss of $446,494 (or basic and diluted loss per share of $0.00), for the nine months ended June 30, 2008. The decrease in net loss was primarily due to our change in business from a full-service brokerage company, to a cancer detection technology development company, and then to a new media technology holding company which has, as of July 16 th , entered into a formal joint venture agreement with STB Telemedia, Inc. (the “Joint Venture LLC”), which is now operating the business of STB Telemedia, Inc. under the auspices of the Company as a co-owner thereof.  It is the intention of the Company and STB to complete the merger transaction on or before September 15, 2009.

Liquidity and Capital Resources

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability.  Net loss for the year ended September 30, 2008 and three and nine months ended June 30, 2009 was $451,593, $4,418 and $24,191 respectively.   Cash (used)/provided by operations for the year ended September 30, 2008 and nine months ended June 30, 2009 was $15,572 and (17,338), respectively.  As of June 30, 2009, we had an accumulated deficit of $2,499,377 and negative working capital of $936,388.  As a result, our independent registered public accountants, D’Arcangelo & Co., LLP have indicated that these conditions raise substantial doubt concerning the Company’s ability to continue as a going concern.

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

During the nine months ended June 30, 2009, the net change in cash was $0; consisting of $17,338 used in operating activities which was offset by $17,338 provided by financing activities.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

The previously pending transaction with Boveran Diagnostics has been aborted, and, on May 18, 2009, the Company entered into a Binding Letter of Intent to acquire 100% of the stock of STB Telemedia and we intend to grow our existing organization by obtaining financing and acquiring new technologies in the Multi-media sector and to develop them and to bring them to the marketplace.  On July 16 th , the Company, in furtherance of their Letter of Intent “LOI” to merge with STB Telemedia, Inc., entered into a joint venture agreement (the “Joint Venture LLC”).  The joint venture was created by means of the formation of an LLC to operate the business of STB Telemedia under the auspices of the Company as a co-owner thereof.  It is the intention of both the Company and STB Telemedia, to complete the merger transaction as set forth in the LOI on or before September 15, 2009.

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