Form 10-Q
period 2010-06-30
Thrive World Wide Inc.
filed 2010-08-23
CIK 1333675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer☐	Non-Accelerated Filer☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of August 17, 2010, there were 38,445,125 outstanding shares of the registrant's common stock, $.001 par value per share.

THRIVE WORLD WIDE, INC.
FORM 10-Q
TABLE OF CONTENTS

Item 1.  Financial Statements.

Thrive World Wide, Inc.
Balance Sheets
As of June 30, 2010 and September 30, 2009

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$919	$-
Due from joint venture partner	-	9,752
Total Current Assets	919	9,752

Fixed assets, net (Note B)	11,947	-
Total Assets	$12,866	$9,752

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable (Note C)	$283,777	$138,687
Accounts payable - related parties (Note C)	25,000	5,000
Accrued expenses (Note C)	47,482	25,422
Shareholder promissory notes (Note D)	796,723	745,376
Notes payable (Note E)	30,000	30,000
Bank line of credit (Note F)	95,636	95,636
Total Current Liabilities	1,278,618	1,040,121

Total Liabilities	1,278,618	1,040,121

Stockholder's Deficit (Note G)
Preferred stock, par value $.001, 10,000,000 shares authorized; none issued and outstanding at June 30, 2010 or September 30, 2009.	-	-

Common stock, par value $.001, 200,000,000 shares authorized; 38,908,625 and 27,050,000 issued and outstanding at June 30, 2010 and September 30, 2009, respectively.	38,909	27,050
Additional paid-in capital	1,716,010	1,538,989
Accumulated deficit	(3,020,671)	(2,596,408)
Total Stockholder's Deficit	(1,265,752)	(1,030,369)
Total Liabilities and Stockholder's Deficit	$12,866	$9,752

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statements of Operation (Unaudited)
For the Three and Nine Months Ended June 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	138,476	11,620	217,906	40,770
Depreciation & amortization	304	-	304	-
Total operating expenses	138,780	11,620	218,210	40,770
Income (loss) from operations	(138,780)	(11,620)	(218,210)	(40,770)

OTHER INCOME/(EXPENSE)
Interest expense	(18,060)	(7,268)	(50,464)	(29,165)
Gain on forgiveness of debt	-	14,470	3,411	45,744
Loss on equity method investments	(119,714)	-	(159,000)	-
Total other income (expense)	(137,774)	7,202	(206,053)	16,579
Loss before taxes	(276,554)	(4,418)	(424,263)	(24,191)
Income taxes	-	-	-	-
NET LOSS	$(276,554)	$(4,418)	$(424,263)	$(24,191)

Net (loss) per common share basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding:
Basic and diluted	35,207,639	24,000,000	30,592,533	24,000,000

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Warrants	1,148,626	-	889,530	-
Convertible promissory notes	382,634,239	237,000,000	356,741,633	237,000,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statement of Stockholder's Equity
For the Year Ended September 30, 2009 and the Nine Months Ended June 30, 2010 (Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	during the	Total
	Number of		Paid-in	Developmental	Stockholders'
	Shares	Amount	Capital	Stage	Equity
BALANCES September 30, 2008	24,000,000	$24,000	$1,538,989	$(2,475,186)	$(912,197)

Shares issued for debt conversion	3,050,000	3,050			3,050
Net loss				(121,222)	(121,222)
BALANCES September 30, 2009	27,050,000	27,050	1,538,989	(2,596,408)	(1,030,369)

Shares issued for cash, net of finder's fees totaling $70,725	1,148,625	1,149	157,851		159,000
Shares issued for services	200,000	200	5,400		5,600
Shares issued for debt conversion	10,510,000	10,510	13,770		24,280
Net loss				(424,263)	(424,263)
BALANCES June 30, 2010 (Unaudited)	38,908,625	$38,909	$1,716,010	$(3,020,671)	$(1,265,752)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statements of Cash Flows (Unaudited)
For the Nine Months Ended June 30, 2010 and 2009

	Nine Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(424,263)	$(24,191)
Adjustments to reconcile net income/loss to net cash (used in) provided by operating activities:
Depreciation & amortization	304	-
Common stock issued for accrued interest	24,280	-
Common stock issued for services	5,600	-
Gain on forgiveness of debt	-	(45,744)
CHANGES IN CURRENT ASSETS AND LIABILITIES:
Increase (decrease) in:
Other current assets	9,752	3,760
Accounts payable	145,090	22,278
Accounts payable - related parties	20,000	2,999
Accrued expenses	22,060	23,025
NET CASH PROVIDED (USED) FOR OPERATING ACTIVITIES	(197,177)	(17,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(12,252)	-
NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES	(12,252)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder notes	51,348	22,302
Net change in lines of credit	-	(4,429)
Proceeds from the sale of common stock, net	159,000	-
NET CASH PROVIDED (USED) FOR FINANCING ACTIVITIES	210,348	17,873

NET INCREASE/(DECREASE) IN CASH	919	-
CASH, beginning of period	-	-
CASH, end of period	$919	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIODS FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH OPERATING ACTIVITIES:
Common stock issued as compensation	$5,600	$-
Common stock issued for shareholder notes accrued interest	$24,280	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited financial statements of Thrive World Wide, Inc. as of June 30, 2010 and for the three and nine months ended June 30, 2010and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2009 as filed with the Securities and Exchange Commission as part of our Form 10-K/A filed on January 21, 2010.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Going Concern
Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to sustain ongoing viability.  As of June 30, 2010, we had an accumulated deficit of $3,020,671 and negative working capital of $1,277,699.  Net loss for the year ended September 30, 2009 and the nine months ended June 30, 2010 was $121,222 and $424,263, respectively.  As a result, these conditions raise substantial doubt concerning the Company’s ability to continue as a going concern.  Management has plans to raise additional capital through sales of its common stock and financial loans.  The financial statements do not include any adjustments that might be necessary if Thrive World Wide, Inc. is unable to continue as a going concern.

Accounting estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents may at times exceed federally insured limits.  To minimize this risk, the Company places its cash and cash equivalents with high credit quality institutions.

Accounts Receivable
Accounts receivable are reported at the customers' outstanding balances.  The Company does not have a history of significant bad debt and has not recorded any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.

Property and Equipment
Property and equipment are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its property and equipment on a straight line basis at the following rates as applied to net depreciable value:

Computer equipment and software:	3 years
Furniture and fixtures:	5 – 7 years
Machinery and equipment	5 – 7 years
Leasehold improvements	7 years

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Long-Lived Assets
Accounting for the Impairment or Disposal of Long-Lived Assets requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may not be recovered.  The Company assesses recoverability of the carrying value of an asset by estimating the fair value of the asset.  If the fair value is less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Stock-Based Compensation
The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.  We use the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees.  In calculating this fair value, there are certain assumptions that we use consisting of the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate.  The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Revenue
Thrive World Wide, Inc. recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Advertising Costs
The Company expenses all advertising as incurred.  For the three and nine months ended June 30, 2010 and 2009, the Company incurred no advertising expense.

Earnings (Loss) per common share
The Company reports both basic and diluted earnings (loss) per share.  Basic loss per share is calculated using the weighted average number of common shares outstanding in the period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the “if-converted” method.

Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on differences between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.  In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax provisions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.  Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments
The Company’s financial instruments generally include cash and accounts receivable.  The carrying amount of these financial instruments has been estimated by management to approximate fair value.

“Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

The company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Non-Marketable Equity Investments
Our non-marketable equity investments are included in other long-term assets.  We use the Equity method of accounting for non-marketable equity investments for which we have the ability to exercise significant influence, but do not have control over the investee.

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

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements (Continued)
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

NOTE B – FIXED ASSETS

Furniture and equipment are depreciated on a straight line basis over their estimated useful life from 3 – 7 years.  Fixed assets consisted of the following at June 30, 2010 and September 30, 2009:

	June 30,	September30,
	2010	2009
Computers	$949	$-
Software	11,302	-
	12,251	-
Accumulated depreciation	(304)	-
Fixed assets, net	$11,947	$-

Depreciation expense for the three and nine months ended June 30, 2010 $304.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable at June 30, 2009 consists of $257,271 related to professional fees, $26,506 of non-trade payables, $25,000 due to our CEO for accrued wages and $47,482 of accrued interest.

Accounts payable at September 30, 2009 consists of $127,242 related to professional fees, $11,445 of non-trade payables, $5,000 due to our CEO for accrued wages $21,299 of accrued interest and $4,123 of credit card payables.

NOTE D– SHAREHOLDER PROMISSORY NOTES

The stockholders have and will continue to advance money to Thrive World Wide, Inc. on an as-needed basis.  At June 30, 2010, there are two outstanding stockholder loans consisting of the following:

1.
($290,509) On January 2, 2009, we revised and re-issued certain promissory notes in the face amount of $173,257 and $55,000 to Collette Eck Szczesny and Marilyn Eck, respectively.  These notes represent amounts due and in default from December 31, 2007 and on which no interest or principal has been paid by the Company in over three (3) years.  In consideration of the lenders’ Agreement to extend these notes, the Company agreed to cause the notes to be revised and re-issued as convertible debentures which would pay 7.5% interest and be convertible by lenders at the conversion price equal to the par value of our common stock.  The Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lenders have agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction.  On June 1, 2009, the notes were assigned to Horowitz Consulting Group, LLC and the principals thereof have agreed to limit the conversion right under the notes based on the fact that the Company did not at the time have sufficient authorized shares to allow for the conversion of the note beyond 26,000,000 shares and the fact that the Company will need to issue shares in order to raise other operating capital as set forth herein.  There was no beneficial conversion feature associated with these securities as per FASB ASC 470-20-25. The conversion can be made at the option of the holder, the conversion price was greater than the perceived market value of the stock, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price does not decrease. As per FASB ASC 470-20-25-12, no portion of the proceeds from issuance shall be accounted for as attributable to the conversion feature.  In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion.  The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance of these debentures.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE D– SHAREHOLDER PROMISSORY NOTES (Continued)

As of June 30, 2010. $65,302 has been advanced from Horowitz directly to pay bills of the Company.  The total amount due this stockholder as of June 30, 2010 is $306,171, including $290,509 of principle and $15,662 of accrued interest.  During 2009, Horowitz Consulting Group, LLC exercised 3,050,000 shares at par value, which resulted in debt reduction in the amount of $3,050.  During the nine months ended June 30, 2010, Horowitz Consulting Group, LLC exercised 8,980,000 shares at par value, which resulted in debt reduction in the amount of $8,090.  Converted amounts are first applied to accrued interest and then to principle.

Interest expense in the amount of $5,437 and $15,989 has been recorded for the three and nine months ended June 30, 2010 and is included in accrued expenses.

2.
($479,262) The second loan is from a former director and officer.  At one time three original officers had three separate loans.  All of these notes were combined and signed over to one party in exchange for the complete independent absorption of the Company’s 1st Banking Center line of credit that was guaranteed by the other two parties.  The notes assumed by this stockholder totaled $200,947 including accrued interest.  During the twelve months ended September 30, 2009 this stockholder also personally assumed the outstanding debt and interest on the 1st Banking Center line of credit held by the Company.  The total amount assumed on the line of credit was $124,953 with interest of $3,264 also assumed.  Additionally, this stockholder assumed $11,141 of credit card liability, converted payables due him in the amount of $34,939 and personally paid bills incurred by the Company in the amount of $47,813.  A convertible promissory note was executed on August 17, 2009 for $478,451 bearing interest at 7.5% (with no interest accruing until October 1, 2009) and maturing on February 15, 2011.  In addition, this note is convertible at any time at the conversion price of $0.01 per share.  The note contains a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  There was no beneficial conversion feature associated with this note as per FASB ASC 470-20-25.  The conversion can be made at the option of the holder, the conversion price was greater than the perceived market value of the stock due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price does not decrease.  As per FASB ASC 470-20-25-12, no portion of the proceeds from issuance shall be accounted for as attributable to the conversion feature.  In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion.

As of June 30, 2010, $811 has been advanced from this shareholder to pay bills of the Company.  As of June 30, 2010, this shareholder was due $491,352, including $479,262 of principle and $12,090 of accrued interest.  During the three and nine months ended June 30, 2010, the company issued 1,530,000 shares of common stock in exchange for the conversion of $15,300 due under this note with converted amounts first applied to accrued interest and then to principle.

Interest in the amount of $9,209 and $27,389 has been recorded for the three and nine months ended June 30, 2010 and is included in accrued expenses.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE D– SHAREHOLDER PROMISSORY NOTES (Continued)

3.
($26,952) On February 15, 2010, we issued a convertible promissory note in the face amount of $949 to Search4.com.  The note provides for additional infusions of capital, bears interest of twelve (12%) percent per annum is due on demand, is convertible into common stock at the rate of $0.001 (Par value) per share and matures on February 5, 2013 in the event the full balance owing has not been paid .  The Note contains a provision limiting the conversion thereof to not more that 9.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lender has agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction.  There was no beneficial conversion feature associated with these securities as per FASB ASC 470-20-25.  The conversion can be made at the option of the holder, the conversion price was greater than the perceived market value of the stock due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price does not decrease.  As per FASB ASC 470-20-25-12, no portion of the proceeds from issuance shall be accounted for as attributable to the conversion feature.  In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion.

As of June 30, 2010. $26,952 has been advanced from Search4.com to pay bills of the Company.  The total amount due this stockholder as of June 30, 2010 is $27,327, including $26,952 of principle and $375 of accrued interest.

Interest expense in the amount of $357 and $375 has been recorded for the three and nine months ended June 30, 2010 and is included in accrued expenses.

NOTE E – NOTES PAYABLE

On July 6, 2007, we issued a promissory note in the amount of $42,430, which bears interest at a rate of 12% per annum.  The note required five monthly payments of $500 with the remainder due on January 6, 2010. The note was issued in lieu of payment for prior services rendered. The note has been renegotiated to provide for a reduction of the principal balance to $30,000 payable in six equal installments of $5,000 (with interest at 0%).  As of the date of this report, the company has paid $40,000 towards this balance and received 683,500 shares of Company common stock held by the creditor in return.

NOTE F – BANK LINE OF CREDIT

Our Bank line of credit consists of a $100,000 revolving line of credit with Bank of America with a balance of $95,636 and an interest rate of 7.75% at September 30, 2009 secured by the personal guarantees of former officers.  This is in default and in collection as of September 30, 2009.  During the three months ended June 30, 2010 and 2009, the Company recognized $1,848 and $1,848, respectively in interest expense.  During the nine months ended June 30, 2010 and 2009, the Company recognized $5,545 and $5,545, respectively in interest expense.  As of June 30, 2010 that company has recorded $19,356 of accrued interest related to this debt.

NOTE G – COMMON STOCK

On August 10, 2009, the Company’s board of directors believed it was in the best interest of the Company to issue 3,050,000 shares of the Company's common stock to the following individuals in consideration of the conversion into stock by Horowitz Consulting Group, LLC of certain notes payable by the Company as follows: One Million Shares (1,000,000) to Waters Edge Advisors; Eight Hundred Thousand Shares (800,000) to John Burke; and Five Hundred Thousand Shares (500,000) to Anthony Finn; Seven Hundred and Fifty Thousand Shares (750,000) to Steven A Horowitz; and a corresponding charge was made to common stock.

During the nine months ended June 30, 2010, the Company issued 1,148,325 shares of stock in exchange for $229,725.  The Company paid $70,725 as a finder’s fee which was recorded as a reduction to additional-paid-in-capital.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE G – COMMON STOCK (Continued)

During the nine months ended June 30, 2010, the Company issued 200,000 shares of common stock for services valued at $5,600.

During the nine months ended June 30, 2010, the Company issued 10,510,000 shares of common stock upon the conversion of notes payable resulting in a $24,280 reduction of accrued interest related to the shareholder notes above.

NOTE H – INVESTMENT IN JOINT VENTURE

On July 16, 2009, the Company and STB Telemedia, Inc., entered into a formal joint venture agreement.  The joint venture was created by means of the formation of an LLC to operate the business of STB Telemedia under the auspices of the Company and as co-owner thereof.  The joint venture is managed by an independent third party who controls the day-to-day management of the joint venture.  As a result, the Company accounts for its investment using the Equity Method of accounting.  Recent operating results of the joint venture have caused the Company to reevaluate its participation.  The Company has concluded that the joint venture will not be successful.  As such we have removed the asset from our financial statements and recognized a combined loss from joint venture operations and fair value adjustment of $159,000.

NOTE I – SUBSEQUENT EVENTS

On March 30, 2010, the Company announced its merger with Jarish, Inc., a California based couponing company.  Certain conditions precedent to the merger closing had not been fulfilled as originally agreed on.  As a result, on June 21, 2010, the Company terminated its Agreement and Plan of Reorganization agreement with Jarish, Inc. and instead entered into an Asset Acquisition Agreement with Jarish, Inc. pursuant to which the Company has agreed to acquire from Jarish, Inc. all assets exclusive to Mycitypoint.com, Pointcredtis.com and Pointscredits.com for the purchase price of Two Million (2,000,000) shares of Company common stock payable at the closing of the transaction.

Through the date of this report, Search4.com has loaned the Company an additional $22,508 of operating capital under their promissory note above.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains forward-looking statements including statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language.  These forward-looking statements involve risks, uncertainties and other factors.  All forward-looking statements included in this quarterly report are based on information available to us on the date hereof and speak only as of the date hereof.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  The factors discussed elsewhere in this quarterly report are among those factors that in some cases have affected our results and could cause the actual results to differ materially from those projected in the forward-looking statements.

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

On March 30, 2010, Thrive World Wide, Inc., announced that entered into an Agreement and Plan of Merger, dated as of March 4, 2010 (the “Merger Agreement”), with Jarish, Inc., a California corporation ("Jarish"), and Israel Rivera ("Rivera") and Andrew J. Schenker ("Schenker") the principal officers of the respective companies and that such merger became effective on March 30, 2010.   While Jarish and the Company have taken steps to integrate the companies as of that date from a management perspective, subsequent legal advice the Company received during the preparation of the Company’s quarterly report on form 10-Q for the period ended March 31, 2010, has led management to conclude that material conditions for the completion of the transactions contemplated by the Merger Agreement remained unfulfilled as of March 31, 2010 and that the completion of the transactions contemplated by the Merger Agreement could result in unintended adverse tax consequences to the Company and the shareholders of Jarish.  Accordingly, the Company terminated the Merger Agreement and simultaneously, on June 21, 2010, the Company entered into an Asset Acquisition Agreement with Jarish, Inc. pursuant to which the Company has agreed to acquire from Jarish, Inc. all assets exclusive to Mycitypoint.com, Pointcredtis.com and Pointscredits.com for the purchase price of Two Million (2,000,000) shares of Company common stock payable at the closing of the transaction. This asset acqusitoin will enhance the ability of Thrive World Wide, Inc. to offer additional specialty services through the electronic media venue that they will provide.  The Company believes that it will be able to provide a unique end-to-end vertical solution that will accommodate content creation and distribution to a broad segment of the market via the Internet.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported.  Note A of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations.  Specifically, critical accounting estimates have the following attributes:

•	We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

•	Different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known.  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

In preparing our financial statements to conform to accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants.  Actual results could differ from these estimates.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.  During fiscal 2009 and nine months ended June 30, 2010, we incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved for.

Stock-Based Compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.  We use the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees.  In calculating this fair value, there are certain assumptions that we use consisting of the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate.  The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Results of Operations

Three and Nine Months Ended June 30, 2010 Compared With the Three and Nine Months Ended June 30, 2009.

Due to the change of our business, the income from our business of cancer development technologies for the nine months ended June 30, 2010 and 2009 was $0.  The overall decrease in income was due to our change in business from a full-service brokerage company that served both recreational boaters and the marine industry and had as its primary business the brokerage sale of new and previously-owned recreational vessels, to a cancer detection technology development company to a joint venture partner in the multimedia, marketing and communications sector.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 were $138,780compared to $11,620 for the three months ended June 30, 2009.   Operating expenses for the nine months ended June 30, 2010 were $218,210compared to $40,770 for the nine months ended June 30, 2009.  The $177,440 nine month increase in expense over the prior year was due primarily to an increase of $164,652 in professional fees, $5,600 of stock compensation and $7,188 of general administrative costs.

Other Income and Expense

Total other income and expense was expense of $137,774 during the three months ended June 30, 2010 compared to income of $7,202 during the three months ended June 30, 2009.  Total other income and expense was expense of $206,053 during the nine months ended June 30, 2010 compared to income of $16,579 during the nine months ended June 30, 2009.   The nine month $222,632 increase in other expense was due to a $159,000 expense associated with the write-down of our joint venture asset to nil, a $21,299 increase in interest expense and $42,333 reduction in gain recognized from forgiven debt.

Net Loss

As a result of the foregoing factors, our net loss was $276,554, or $0.01 per share, for the three months ended June 30, 2010 compared to a loss of $4,418, or $0.00 per share for the three months ended June 30, 2009.  For the nine months ended June 30, 2010, our net loss was $424,263, or $0.01 per share compared to a loss of $24,191, or $0.00 per share for the nine months ended June 30, 2009.

Financial Condition

From inception to June 30, 2010, we have incurred an accumulated deficit of $3,020,671.  and we expect to incur additional losses into the foreseeable future.  This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as continued operating losses.

Our primary source of liquidity has been cash raised through equity sales of our common stock and various loans and notes payable.  As of June 30, 2010 we had cash on hand of $919.  During the nine months ended June 30, 2010 we experienced a net increase in cash of $919 compared to cash on hand of $0 at September 30, 2009.

As of June 30, 2010, we had outstanding current liabilities of $1,278,618 compared to $1,040,121 as of September 30, 2009.  Our cash balance is not sufficient to cover our liabilities or operate for the next twelve months.

The Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.  Management is currently in the process of seeking additional equity financing with potential investors. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s Liquidity Plan

Management is currently in the process of seeking additional equity financing with potential investors. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's need to raise additional equity or debt financing and the Company's ability to generate cash flow from operations will depend on its future performance and the Company's ability to successfully implement business and growth strategies.  The Company's performance will also be affected by prevailing economic conditions.   Many of these factors are beyond the Company's control.   If future cash flows and capital resources are insufficient to meet the Company's commitments, the Company may be forced to reduce or delay activities and capital expenditures or obtain additional equity capital.   In the event that the Company is unable to do so, the Company may be left without sufficient liquidity.

Plan of Operations

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

As the result of our due diligence, the Company elected not to move forward with the merger with STB Telemedia, Inc. and terminate our joint venture as a result of poor performance.

On March 30, 2010, the Company announced its merger with Jarish, Inc., a California based couponing company.  Certain conditions precedent to the merger closing had not been fulfilled as originally agreed on.  As a result, on June 21, 2010, the Company terminated its Agreement and Plan of Reorganization agreement with Jarish, Inc. and instead entered into an Asset Acquisition Agreement with Jarish, Inc. pursuant to which the Company has agreed to acquire from Jarish, Inc. all assets exclusive to Mycitypoint.com, Pointcredtis.com and Pointscredits.com for the purchase price of Two Million (2,000,000) shares of Company common stock payable at the closing of the transaction  .  As of the date of this report the Asset Acquisition Agreement has not closed.  However, the Company expects to close the transaction during the current fiscal quarter.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks.  Demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier's domestic currency to the value of the U.S. dollar.  Furthermore, changes in the relative value of the U.S. dollar may change the price of our products relative to the prices of our foreign competitors.
Item 4.  Controls and Procedures.

See Item 4(T) below.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1a.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2010, Thrive Worldwide, Inc. issued 11,858,625 shares of its common stock in private transactions not involving a public offering, as follows:

•	Issued 1,148,625 shares of stock in exchange for gross proceeds of $229,725 from which finder’s fees of $70,725 were paid from the proceeds resulting in the Company realizing $159,000.

•	Issued 10,510,000 shares upon the conversion of $24,280 of debt.

•	Issued 200,000 shares to Andrew Schenker, CEO for services valued at $5,600.

All funds received from the sale of our shares were used for working capital purposes.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act.  Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of our shares.  Our securities were sold only to an accredited investor, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the SEC, including the following:

•           Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act.

•           The information contained in an annual report on Form 10-K under the Exchange Act.

•           The information contained in any reports or documents required to be filed by Thrive World Wide, Inc. under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•           A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in Thrive World Wide, Inc.’ affairs that are not disclosed in the documents furnished.

Item 3.  Defaults Upon Senior Securities.

Prior to the date of filing this report, we had failed to fully pay and were in default on $40,430 of remaining principal and $2,109 of accrued interest on a note payable which matured on January 6, 2008, that we issued to the parent of PCMS for PCMS to provide us with six months of regulatory compliance services regarding periodic and other reports that we are required to file with the SEC.  We were also subject to late charges equal to 5% of any amount due under the note that is not received by the holder within three (3) days of when such amount is due.  As of the date hereof, the holder of such note payable agreed to reduce the principal balance and accrued interest and late charges to $30,000 payable in six equal installments of $5,000 (with interest at 0%).  As of the date of this report, the company has paid $40,000 towards this balance and received 683,500 shares of Company common stock held by the creditor in return.

The Company has been in the process of negotiating its outstanding debt with its creditors.  In December 2008 we renegotiated and settled the outstanding balance on our line of credit with Washington Mutual.  As a result, Washington Mutual has agreed to reduce the line of credit from $22,632 to $4,429.  This amount has been satisfied.   In March 2010, Washington Mutual agreed to reduce the credit card debt from $4123 to $712.  This amount has been satisfied.

In December 2008 Bank of America called the outstanding line of credit for immediate payment.  Per diem interest is being accrued daily in the amount of $20 for each day payment is late subsequent to December 12, 2008.  However, the Bank of America has agreed in principle to a reduction of the principal balance and accrued interest to an amount not exceeding $55,000 as of the date hereof.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Certification of Andrew Schenker, Chief Executive Officer of Thrive World Wide, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Andrew Schenker, Chief Financial Officer of Thrive World Wide, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Andrew Schenker, Chief Executive Officer of Thrive World Wide, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Andrew Schenker, Chief Financial Officer of Thrive World Wide, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRIVE WORLD WIDE, INC.

Date: August 20, 2010.
	By	/s/ Andrew Schenker
Andrew Schenker, Chief Executive Officer

	By	/s/ Andrew Schenker
Andrew Schenker, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andrew Schenker	Chief Executive Officer, Chief Financial Officer	August 20, 2010
and Director