Form 10-K
period 2010-09-30
Thrive World Wide Inc.
filed 2011-01-13
CIK 1333675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on January 11, 2011 (based on the closing sale price of US $0.019 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $389,123. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 11, 2011 there were outstanding 41,395,125 shares of the registrant’s common stock, $.001 par value per share.

THRIVE WORLD WIDE, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

Cautionary statement regarding forward looking Statements

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

PART I

Item 1.  Business.

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

On May 18, 2009, the Company entered into a Binding Letter of Intent to acquire 100% of the stock of STB Telemedia and we intend to grow our existing organization by obtaining financing and acquiring new technologies in the Multi-media sector and to develop them and to bring them to the marketplace.  On July 16, 2009, the Company entered into a binding letter of intent with STB Telemedia, Inc., its successors and assign, to operate a joint venture with the Company for a period which would allow management and the operational teams to become acquainted and comfortable with each other and to determine the fit and focus of their operations and to provide sufficient time to conduct due diligence by each party. As the result of our due diligence, the Company elected not to move forward with the merger with STB Telemedia, Inc. and we terminated our joint venture as a result of poor performance.

On July 16, 2009, the Company’s board of directors approved the resignations of Anthony Welch as Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and director of the Company, effective on July 16, 2009.  The Company also accepted the resignation of Jason C. Eck and Regina Weller as directors on July 26, 2009.  On this same date, the Company’s board of directors appointed Andrew J. Schenker as Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer and director of the Company to be effective immediately upon the aforementioned resignations, which were presented and accepted by the Company on July 16, 2009.

On March 30, 2010, Thrive World Wide, Inc., announced that entered into an Agreement and Plan of Merger, dated as of March 4, 2010 (the “Merger Agreement”), with Jarish, Inc., a California corporation ("Jarish"), and Israel Rivera ("Rivera") and Andrew J. Schenker ("Schenker") the principal officers of the respective companies and that such merger became effective on March 30, 2010.   While Jarish and the Company had taken steps to integrate the companies as of that date, from a management perspective and with subsequent legal advice management choose to dissolve the merger primarily due to unfulfilled material conditions for the completion of the transaction contemplated by the Merger Agreement and the merger would result in unintended adverse tax consequences to the Company and the shareholders of Jarish.  Accordingly, the Company terminated the Merger Agreement and simultaneously, on June 21, 2010, the Company entered into an Asset Acquisition Agreement with Jarish, Inc. pursuant to which the Company agreed to acquire from Jarish, Inc. all assets exclusive to Mycitypoint.com, Pointcredtis.com and Pointscredits.com for the purchase price of Two Million (2,000,000) shares of Company common stock payable at the closing of the transaction. This asset acquisition was intended to enhance the ability of Thrive World Wide, Inc. to offer additional specialty services through an electronic media venue.   The Company believed that it would be able to provide a unique end-to-end vertical solution that would accommodate content creation and distribution to a broad segment of the market via the Internet.  However, the Company was compelled to terminate this transaction due to 1) Jarish, Inc. misrepresented their bookkeeping practices which led to their inability to be audited, 2) Jarish, Inc. misrepresented their ability to provide functioning technology and 3) after further due diligence the Company found that at the time of Jarish signing the letter of intent they were not an operating company under the laws of the State of California.  As a result, the Company elected to pursue our own business.

The Company has since developed DailyHotDeal.com, a locally focused group buying site that features a deeply discounted daily coupon for dining, activities, services, memberships or anything else that a person may purchase from a local retailer.  We will obtain subscribers through various online marketing efforts.  These subscribers will be sent a daily email containing a single offer for that day.  The subscribers will then be able to purchase directly from our site a coupon for that offer.  Each offer will have a minimum amount of purchases needed for the deal to become active.  For example, if a deal has a minimum number of purchases of 100 and 99 people purchase it then no one gets the deal.  Once 100 people purchase the deal all purchases receive the deal.  When they purchase the coupon they will be able to print it out and bring it to the retailer for redemption.  The DailyHotDeal.com business model allows local merchants to reach a clientele that is willing to prepay for their services.  We receive a percentage of each sale at the time the coupon is purchased.

Item 1A.  Risk Factors.

Interested persons should carefully consider the risks described below in evaluating the Company.  Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business operations.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our common stock would likely decline.

Our Controls and Procedures may not prevent misstatements.

The Company has limited segregation of duties amongst its employees with respect to the Company’s preparation and review of the Company’s financial statements due to the limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud.  As a result, current and potential stockholders could lose confidence in the Company’s financial reporting which could harm the trading price of the Company’s stock.

Management has found it necessary to limit the Company’s administrative staffing in order to conserve cash, until the Company’s level of business activity increases.  As a result, there is limited segregation of duties amongst the employees, and the Company and its independent public accounting firm have identified this as a material weakness in the Company’s internal controls.  The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available.  However, until such time, this material weakness will continue to exist.  Despite the limited number of employees and limited segregation of duties, management believes that the Company is capable of following its disclosure controls and procedures effectively.

Risk Factors

Our financial condition and results of operations raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2010, we had an accumulated deficit of $3,094,185 and negative working capital of $1,373,243.  Net loss for the year ended September 30, 2010 and 2009 was $497,777 and $123,222, respectively.  Our ability to continue as a going concern is dependent upon our ability secure additional funding and attaining profitable operations.

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

The trading price of our common stock has been volatile since it began trading and will likely continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors;

•	Announcements by us or others about our business, development, significant contracts or results of operations or other matters;

•	The volume of shares of common stock available for public sale; and

•	Sales of stock by our stockholders; and

Additionally, at present, we have a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock and the ability to buy and sell our shares could be impaired.

There is a limited market for our common stock.

Our common stock is traded in the Over-the-Counter Bulletin Board market.  This may cause delays in the timing of transactions, reductions in the number and quality of securities analysts' reporting on us, and the extent of our coverage in the media.  Trading in our common stock has been sporadic, and at present, there is a limited market for it.  There can be no assurance that a stronger market will develop.  Even if such a market does develop, it may not be sustained.

Shareholders may suffer dilution upon the conversion of convertible debt.

As of September 30, 2010, we had convertible debt outstanding that are convertible into 905,825,324 shares of common stock.  To the extent such debt is converted there will be further dilution.  In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of September 30, 2010, a total of 20,676,582 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration.  As of February 15, 2008, Rule 144 was amended to provide that a person who is not affiliated with the issuer, holding restricted securities for a period of six months may thereafter sell those securities, if the issuer is current with its reporting requirements.  Persons who are not affiliated with the issuer and who have held their restricted securities for at least one year are not subject to any limitations.  Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

The application of the “Penny Stock Regulations” could adversely affect the price of our common stock.

Our common stock is classified as a penny stock by the Securities and Exchange Commission.  This classification severely and adversely affects the market liquidity for our common stock.  The Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.  The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, sets forth (i) the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Disclosure also has to be made about the risks of investing in penny stocks in public offerings and secondary trading and about the commissions payable to the broker-dealer and registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 1B.  Unresolved Staff Comments.

Not applicable.

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
Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity,  Related Stockholder Matters and issuer purchases of equity securities.

Market Information

On September 28, 2009, our symbol was changed from “BOVD” to “TWWI",   in conjunction with our change of name from Boveran Diagnostics, Inc. to Thrive World Wide, Inc.  Our common stock was first cleared for quotation on the OTCBB under the symbol “ZYAT” on December 6, 2007.  Prior to that, there was no market for our common stock.

The following table lists the high and low closing price for our common stock as quoted on the OTC Bulletin Board during each quarter since September 28, 2009:

2010	Low	High

First Quarter (10/2009 – 12/2009)	$0.070	$0.420
Second Quarter (1/2010 – 3/2010)	$0.040	$0.140
Third Quarter (4/2010 – 6/2010)	$0.035	$0.260
Fourth Quarter (7/2010 – 9/2010)	$0.010	$0.058

Holders of Record

As of September 30, 2010 we had forty-nine (49) registered holders of our common stock.

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

Transfer Agent

The Transfer Agent and Registrar for our common stock is Pacific Stock Transfer Company.  Their address is 4045 South Spencer Street, Ste. 403, Las Vegas, NV 89119 and their telephone number at that location is (702) 361-3033.

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

•
On February 5, 2010, we sold 1,148,625 shares of common stock to accredited investors under Section 4(2) at a per share price of $0.20 resulting in gross proceeds of $229,725 of which $70,725 was paid as a finder’s fee netting $159,000 to the Company.

•
On February 5, 2010, we issued 200,000 shares of common stock to Andrew Schenker, our CEO, for services rendered.  The stock was issued free and clear of any future performance and was valued at $5,600 or $0.028 per share which represents a 30% discount to the market price of our common stock on the date of issuance which discount was intended to compensate for the restriction on said shares.

•	During the year ended September 30, 2010, one of our shareholders converted $1,530 of debt into 1,530,000 shares of common stock pursuant to the terms of their note (See Financial Statements, Note D)
•	During the year ended September 30, 2010, one of our shareholders converted $9,700 of debt into 9,700,000 shares of common stock pursuant to the terms of their note (See Financial Statements, Note D).

Item 6.  Selected financial data.

Smaller reporting companies.

A registrant that qualifies as a smaller reporting company, as defined by §229.10(f)(1), is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Prior to July 26, 2008, the Company was known as Z Yachts, Inc., and was a full-service boat brokerage company that served both recreational boaters and the marine industry.  On July 26, 2008, the Company determined that it would no longer operate as a boat broker.  From July 26, 2008, the Company’s board of directors agreed to adopt a business plan of developing cancer detection technologies and to change its name to Boveran Diagnostics, Inc.  The Company’s board of directors then abandoned those operations and subsequently established a new business model of creating, marketing and licensing new media technologies.  In furtherance of the new business direction, on May 18, 2009, the Company entered into Binding Letter of Intent to acquire 100% of the stock of STB Telemedia.  Then, on July 16, 2009, the Company entered into a Binding Letter of Intent with STB Telemedia, Inc.  to operate a joint venture with the Company for a period which would allow management and the operational teams to become acquainted and comfortable with each other and to determine the fit and focus of their operations and to provide sufficient time to conduct due diligence by each party.  As the result of our due diligence, the Company elected not to move forward with the merger with STB Telemedia, Inc. and we terminated our joint venture as a result of poor performance.

On June 21, 2010, the Company entered into an Asset Acquisition Agreement with Jarish, Inc. pursuant to which the Company agreed to acquire from Jarish, Inc. all assets exclusive to Mycitypoint.com, Pointcredtis.com and Pointscredits.com. This asset acquisition was intended to enhance the ability of Thrive World Wide, Inc. to offer additional specialty services through an electronic media venue.   The Company believed that it would be able to provide a unique end-to-end vertical solution that would accommodate content creation and distribution to a broad segment of the market via the Internet.  However, the Company was compelled to terminate this transaction due to material misrepresentations made by Jarish, Inc.  As a result, the Company elected to pursue our own business.

The Company has developed DailyHotDeal.com, a locally focused group buying site that features a deeply discounted daily coupon for dining, activities, services, memberships or anything else that a person may purchase from a local retailer.  We will obtain subscribers through various online marketing efforts.  These subscribers will be sent a daily email containing a single offer for that day.  The subscribers will then be able to purchase directly from our site a coupon for that offer.  Each offer will have a minimum amount of purchases needed for the deal to become active.  For example, if a deal has a minimum number of purchases of 100 and 99 people purchase it then no one gets the deal.  Once 100 people purchase the deal all purchases receive the deal.  When they purchase the coupon they will be able to print it out and bring it to the retailer for redemption.  The DailyHotDeal.com business model allows local merchants to reach a clientele that is willing to prepay for their services.  We receive a percentage of each sale at the time the coupon is purchased.

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

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.  During fiscal 2010 and 2009, we incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved for.

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

Results of Operations For The Year Ended September 30, 2010 Compared to the Year Ended September 30, 2009

Revenues.  We had no income during the years ended September 30, 2010 or 2009.

General and Administrative Expenses.  General and administrative expenses for the year ended September 30, 2010 were $280,518.  This was an increase of $125,533, or 81%, as compared to general and administrative expenses of $154,985 for the year ended September 30, 2009.  This increase was primarily attributable to an increase of 1) $30,000 for officer salary, 2) $58,000 of professional fees, 3) $5,600 of stock compensation, and 4) $26,000 of public company related expenses.

Other Income and Expense.   Depreciation expense for the year ended September 30, 2010 and 2009 was $1,324 and $0, respectively.  Depreciation expense in 2010 was the result of the Company purchasing certain computer equipment and software.

Interest expense for the year ended September 30, 2010 was $60,346.  This is an increase of $26,165, or 77%, as compared to interest expense of $34,181 for the year ended September 30, 2009. The increase in interest expense is due to an increase in outstanding debt.

Gain on the forgiveness of debt for the year ended September 30, 2010 was $3,411.  This was a decrease of $63,733, or 95%, as compared to other income of $67,144 for the year ended September 30, 2009.  The decrease is primarily attributable to the receipt of debt forgiveness income in 2009 upon debt restructurings which were mostly completed in 2009.

Net Loss.  We had net loss of $497,777 for the year ended September 30, 2010, as compared to net loss of $123,222 for the year ended September 30, 2009.  The increase in net loss was primarily due to the increase in officer salaries, professional fees and public company related expenses.

Financial Condition

The Company has suffered recurring losses from operations that raises substantial doubt about our ability to continue as a going concern.  From inception to September 30, 2010, we have incurred an accumulated deficit of $3,094,185.  This loss has been incurred through a combination of stock compensation of professional fees and expenses supporting our plans to develop new business as well as continued operating losses.  As of September 30, 2010, we had outstanding current liabilities of $1,373,244 compared to $1,040,121 as of September 30, 2009.  Total cash resources as of September 30, 2010 was $1 compared with $0 at September 30, 2009.  Thus, our current liquidity is insufficient to meet our expenses for the next 12 months.

Net cash used by operating activities was $218,006 and $90,996 for the years ended September 30, 2010 and 2009, respectively.

Net cash used by investing activities was $12,252 and $0 for the years ended September 30, 2010 and 2009, respectively.

Net cash provided by financing activities was $230,259 and $90,996 for the years ended September 30, 2010 and 2009, respectively.

The Company’s Liquidity Plan

Since inception, we have financed our operations primarily through equity sales of our common stock and various loans and notes payable.  Management is currently in the process of seeking additional equity financing with potential investors. However, we cannot provide assurance that management will be successful in acquiring such sources of capital in the future.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Plan of Operations

The Company has developed DailyHotDeal.com and intends to obtain subscribers through various online marketing efforts which will result in the Company receiving a percentage of each sale at the time coupons are purchased.  As of the date of this report the Company has not made any sales and is anticipating launch of their website February 1, 2011. The Company’s website is currently being beta tested. The Company is currently negotiating with several online marketing firms as well as social media companies to build our subscriber list. DailyHotDeal.com will derive revenue through the sale of vouchers supplied by the merchants we sign. Each time a subscriber purchases a voucher DailyHotDeal.com will receive 50% of the sale.

Item 7A. Quantative and Qualitative Disclosures About Market Risk.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the year ended September 30, 2010.   However, there can be no assurance our business will not be affected by inflation in the future.

Item 8.  Financial Statements and supplementary data.
The information required by this Item is submitted as a separate section of this Form 10-K. See FINANCIAL STATEMENTS AND NOTES.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As reported on Form 8-K filed on May 26, 2010, the Company’s Board of Directors acting in the capacity of an audit committee, on May 24, 2010 dismissed D'Arcangelo & Co., LLP as the independent accountant of Thrive World Wide, Inc. and approved the engagement of Aaron Stein, CPA.

D'Arcangelo’s reports on the Company’s financial statements for the years ended September 30, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles except that, such reports indicated that there was substantial doubt as to the Company’s ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

During the years ended September 30, 2009 and 2008 and through May 24, 2010, there were no disagreements with D'Arcangelo on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D'Arcangelo, would have caused it to make reference thereto in connection with its reports on the financial statements for such years.  During the years ended September 30, 2009 and 2008 and through May 24, 2010, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

 The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  In addition, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant.  Management will periodically reevaluate this situation.  If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

Our Board of Directors were advised by Aaron Stein, CPA, our independent registered public accountant, that during their performance of audit procedures for the year ended September 30, 2010, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 5 in our internal control over financial reporting.  Our auditor has identified the following material weaknesses in our internal control over financial reporting as of September 30, 2010:

A material weakness in the Company’s internal control over financial reporting exists in that there is limited segregation of duties amongst the Company’s employees and consultants with respect to the Company’s preparation and review of the Company’s financial statements.  This material weakness is a result of the Company’s limited number of employees.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accountant pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended September 30, 2010.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

Limitations on the Effectiveness of Controls and Other Matters

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.  Other Information.

Not applicable.
PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Executive Officers and Directors

Our executive officers and directors, and their ages and positions are as follows:

Name	Age	Position
Andrew J. Schenker	50	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer and director

Andrew J. Schenker, 50 – Has been the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer and director of Thrive World Wide Inc [formerly Boveran Diagnostics/Inc] since July 2009.  Since October 2007 Mr. Schenker has served as the COO and CFO for Global Warranty Group, LLC a third party administration and extended service contract company.  From July 2006 to October 2007, Mr. Schenker served as Chief Financial Officer of Vein Associates of America, Inc. a publically listed company.  From October 2005 to July 2006, he was the Chief Financial Officer of Kurent Holdings, Inc., a retail specialty coffee and tea company.  From 2003 to 2005, he was Chief Financial Officer of Genio Group, Inc. a toy company listed on the OTC Bulletin Board.  In 2002, he was the President, Chief Operating Officer of CDKnet.com, a public company, and a Director of CDKnet.com since May 1998.  In addition from 1986 to 2001, while at Symbol Technologies, Inc., a bar code scanner and mobile data management systems and services company, he also served as the General Manager - Worldwide Education Marketing Division and prior to that as Senior Director of Finance for the North American Sales and Services Division.

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

Item 11.  Executive Compensation.

The following table sets forth summary information concerning the compensation received for services rendered to us during the two fiscal years ended by our Chief Executive Officer.  None of our other executive officers received $100,000 or more of compensation in any fiscal year represented in the table.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award(s) (#)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Andrew Schenker, CEO, CFO,	2010	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-	$-0-
President, Secretary, Treasurer	2009	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-	$-0-
		$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-	$-0-
		$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-	$-0-
Anthony Welch, CEO, President	2008	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-	$-0-
		$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-	$-0-

Our sole officer and director has received no salary for his services.  The Company is accruing $5,000 per month for salary.

(1)	Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.

Employment Contracts

There is an agreement with Andrew Schenker to be compensated $60,000 per year along with 20,000 shares of common stock.  If he is terminated other than for cause, he will receive 100,000 shares of common stock.  Salary shall commence once the company begins to generate revenue.

Compensation of Directors

Members of our board of directors do not receive cash compensation for their services as directors but are reimbursed for their expenses incurred in connection with their attendance at any meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2010, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group.  The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.  Unless otherwise indicated, the address of each of the following persons is 638 Main Street, Lake Geneva, Wisconsin 53147.

	Beneficially Owned
Name	Amount		Percent
James G. Weller	12,373,314	(1)	31.77%

Regina F. Weller	12,373,314	(1)	31.77%

Jason C. Eck	6,091,657		15.64%

Andrew Schenker, CEO	200,000		*

All Officers and
Directors as a Group	200,000		*

(*) means less than 1.0%

(1)
 James G. Weller and Regina F. Weller are husband and wife, and the amount of shares set forth above for each includes 6,186,657 shares owned by the other. The total of 12,373,314 shares are held in the name of Weller Consulting Enterprises, Inc. of which James G. Weller and Regina F. Weller are 100% owners.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Our corporate office is maintained at 638 Main St., Lake Geneva, WI 53147.  The office building, owned by Marilyn Eck, who is Mr. Eck’s mother, is provided to us on a rent-free basis.  The fair market value of the rent was $6,000 for each of the fiscal years ended September 30, 2010 and 2009.

At September 30, 2010, our former executive officer, Jason C. Eck, has loaned us $489,262.  The loan bears interest of 7.5% and is due on demand and is convertible into common stock at par value.   Interest was waived until October 1, 2009.

At September 30, 2010, shareholder Steve Horowitz, has loaned us $316,300.  The loan bears interest of 7.5% and is due on demand and is convertible into common stock at par value.

Item 14.  Principle Accounting Fees and Services.

D'Arcangelo & Co., LLP (“D'Arcangelo”) served as the Company’s independent auditor for the years ended September 30, 2009 and 2008.  Aaron Stein, CPA (“Stein”) served as the Company’s independent auditor for the year ended September 30, 2010.  The following is a summary of the fees billed to the Company by D'Arcangelo and Stein for professional services rendered during the years ended September 30, 2010 and 2009, respectively:

	September 30,
	2010	2009
Audit fees	$25,500	$23,230
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$25,500	$23,230

Audit fees include fees for the audit and quarterly reviews of the consolidated financial statements, assistance with and review of documents filed with the SEC and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.  We do not have an audit committee currently serving and as a result our sole director performs the duties of an audit committee.  Our sole director will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Item 15.  Exhibits, Financial statement schedules.

(b)  Exhibits.

Exhibit No.	Description of Exhibit

2.1(1)	Conversion Agreement dated April 8, 2005 between Z Yachts, LLC, a Florida limited liability company and Z Yachts, Inc., a Nevada corporation.
3.1(1)	Articles of Incorporation.
3.2(1)	Bylaws.
4.1(1)	Form of certificate representing the Common Stock, $.001 par value per share, of Z Yachts, Inc., a Nevada corporation.
10.1(3)	Amended and Restated Service Contract, dated January 3, 2006.
10.2(2)	Amendment to Amended and Restated Service Contract, dated July 6, 2007.
10.3(2)	Credit Agreement, dated July 6, 2007.

10.4(2)	Commercial Promissory Note, dated July 6, 2007.
10.5(3)	Asset Purchase Agreement between Z Yachts, Inc. and Speedy X Change, dated July 26, 2008.
10.6(3)	Partial Release of Claims between Z Yachts, Inc. and Jason Eck, dated July 26, 2008.
10.7(1)	Certificate of Amendment to Articles of Incorporation.
10.8*	Convertible Promissory Note between Search4.Com, Inc and the Company dated February 5, 2010.
10.9*	Settlement, Release and Cancellation Agreement between Stephen Brock and the Company dated July 16, 2010.
10.10*	Convertible Promissory Note between Jason Eck and the Company dated August 17, 2009/December 2, 2009.
10.11	Jarish Acquisition Agreement Dated June 21, 2010 (Incorporated by reference filed with the Company’s Form 8-K and 8-K/A on May 26, 2010 and July 7, 2010, respectively).
10.12	Agreement and Plan of Merger between Jarish, Inc. and the Company dated March 30, 2010 (Incorporated by reference filed with the Company’s Form 8-K on April 5, 2010).
10.13	Letter of Intent between Jarish, Inc. and the Company (Incorporated by reference filed with the Company’s Form 8-K on February 11, 2010).
16.0	Dismissal of D’Archangelo & Co., LLP, independent accountant and engagement of Aaron Stein, CPA (Incorporated by reference filed with the Company’s Form 8-K on July 19, 2010)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein

(1)	Filed as Exhibits 2.1, 3.1, 3.2, 4.1 and 10.7, respectively to the registrant’s Form SB-2 filed with the SEC on August 16, 2005, and incorporated herein by reference.

(2)	Filed as Exhibits 10.2, 10.3 and 10.4, respectively, to the registrant’s Form 8-K filed with the SEC on September 28, 2007, and incorporated herein by reference.

(3)	Filed as Exhibits 10.1, 10.5 and 10.6, respectively, to the to the registrant’s Form 8-K filed with the SEC on July 31, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2011	THRIVE WORLD WIDE, INC.

/s/ Andrew Schenker
Name: Andrew Schenker
Title: President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Andrew Schenker	President, Chief Executive Office, Chief Financial Officer and Director	January 12, 2011
Andrew Schenker	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer )

FINANCIAL STATEMENTS AND NOTES
THRIVE WORLD WIDE, INC.
FORM 10-K
TABLE OF CONTENTS

Page

Report of Independent Registered Public Accountant	F-1-2

Balance Sheets as of September 30, 2010 and 2009	F-3

Statements of Operations
for the Years Ended September 30, 2010 and 2009	F-4

Statements of Stockholders’ Deficit
for the Years Ended September 30, 2010 and 2009	F-5

Statements of Cash Flows
for the Years Ended September 30, 2010 and 2009	F-6

Notes to Financial Statements	F-7-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Thrive World Wide, Inc.

I have audited the accompanying balance sheet of Thrive World Wide, Inc. (the “Company”), as of September 31, 2010 and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 31, 2010.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Thrive World Wide, Inc. as of September 30, 2010 and the related statement of operations, stockholders’ deficit, and cash flows for the year ended September 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  However, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Aaron Stein, CPA
    Woodmere, NY
  January 11, 2011

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

The accompanying financial statements have been prepared assuming that Thrive World Wide, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Thrive World Wide, Inc. has suffered recurring losses from operations and has a working capital deficit of $1,030,369, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arcangelo & Co., LLP
January 19, 2010
Poughkeepsie, New York

Thrive World Wide, Inc.
Balance Sheets

	September 30,
	2010	2009
ASSETS
Current Assets
Cash	$1	$-
Due from joint venture partner	-	9,752
Total Current Assets	1	9,752

Fixed assets, net (Note B)	10,927	-
Total Assets	$10,928	$9,752

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable (Note C)	$310,560	$138,687
Accounts payable - related parties (Note C)	40,000	5,000
Accrued expenses (Note C)	70,414	25,422
Shareholder promissory notes (Note D)	856,634	745,376
Notes payable (Note E)	-	30,000
Bank line of credit (Note F)	95,636	95,636
Total Current Liabilities	1,373,244	1,040,121

Total Liabilities	1,373,244	1,040,121

Stockholders' Deficit (Note G)
Preferred stock, par value $.001, 10,000,000 shares authorized; none issued and outstanding at June 30, 2010 or September 30, 2009.	-	-
Common stock, par value $.001, 200,000,000 shares authorized; 38,945,125 and 27,050,000 issued and outstanding at September 30, 2010 and 2009, respectively.	38,945	27,050
Additional paid-in capital	1,692,924	1,538,989
Accumulated deficit	(3,094,185)	(2,596,408)
Total Stockholders' Deficit	(1,362,316)	(1,030,369)
Total Liabilities and Stockholders' Deficit	$10,928	$9,752

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statements of Operation
For the Years Ended September 30, 2010 and 2009
	Year Ended
	September 30,
	2010	2009
Revenue
Revenue	$-	$-

Operating expenses
General and administrative	280,518	154,985
Depreciation & amortization	1,324	-
Total operating expenses	281,842	154,985
Loss from operations	(281,842)	(154,985)

Other income/(expense)
Interest expense	(60,346)	(34,181)
Gain on forgiveness of debt	3,411	67,144
Loss on equity method investments	(159,000)	-
Total other income (expense)	(215,935)	32,963
Loss from continuing operations	(497,777)	(122,022)

Discontinued operations
Loss from operations of discontinued brokerage business	-	(1,200)
Net loss	(497,777)	(123,222)

Basic loss per share from continuing operations	$(0.02)	$(0.00)
Basic loss per share from discontinued operations	$-	$(0.00)
Net basic loss per share	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	32,657,441	24,469,589

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Warrants	956,664	-
Convertible promissory notes	817,196,351	745,376,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statement of Stockholders' Deficit
For the Years Ended September 30, 2010 and 2009

	Common Stock		Additional		Total
	Number of		Paid-in	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Deficiency
BALANCES September 30, 2008	24,000,000	$24,000	$1,538,989	$(2,475,186)	$(912,197)

Shares issued for debt conversion	3,050,000	3,050			3,050
Net loss				(121,222)	(121,222)
BALANCES September 30, 2009	27,050,000	27,050	1,538,989	(2,596,408)	(1,030,369)

Shares issued for cash, net of finder's fees totaling $70,725	1,148,625	1,149	157,851		159,000
Shares issued for services	200,000	200	5,400		5,600
Shares issued for debt conversion	11,230,000	11,230	-		11,230
Shares constructively retired	(683,500)	(684)	(9,316)		(10,000)
Net loss				(497,777)	(497,777)
BALANCES September 30, 2010	38,945,125	$38,945	$1,692,924	$(3,094,185)	$(1,362,316)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statements of Cash Flows
For the Years Ended September 30, 2010 and 2009
	Year Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(497,777)	$(123,222)
Adjustments to reconcile net income/loss to net cash (used in) provided by operating activities:
Depreciation & amortization	1,324	-
Common stock issued for accrued interest	11,230	-
Common stock issued for services	5,600	-
Gain on forgiveness of debt	-	(67,144)
CHANGES IN CURRENT ASSETS AND LIABILITIES:
Increase (decrease) in:
Other current assets	9,752	(5,457)
Accounts payable	171,873	92,150
Accounts payable - related parties	35,000	(38,907)
Accrued expenses	44,992	51,584
NET CASH PROVIDED (USED) FOR OPERATING ACTIVITIES	(218,006)	(90,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(12,252)	-
NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES	(12,252)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net	159,000
Repurchase of common stock	(10,000)	-
Payments of notes payable	(30,000)	-
Payments of shareholder notes	-	-
Proceeds from shareholder notes	111,259	90,996
NET CASH PROVIDED (USED) FOR FINANCING ACTIVITIES	230,259	90,996

NET INCREASE/(DECREASE) IN CASH	1	-
CASH, beginning of period	-	-
CASH, end of period	$1	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIODS FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH OPERATING ACTIVITIES:
Common stock issued as compensation	$5,600	$-
Common stock issued for shareholder notes accrued interest	$11,230	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009
NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Prior to July 26, 2008, the Company was known as Z Yachts, Inc., and was a full-service boat brokerage company that served both recreational boaters and the marine industry.  On July 26, 2008, the Company determined that it would no longer operate as a boat broker.  From July 26, 2008, the Company’s board of directors agreed to adopt a business plan of developing cancer detection technologies and to change its name to Boveran Diagnostics, Inc.  The Company’s board of directors then abandoned those operations and subsequently established a new business model of creating, marketing and licensing new media technologies.  In furtherance of the new business direction, on May 18, 2009, the Company entered into Binding Letter of Intent to acquire 100% of the stock of STB Telemedia.  Then, on July 16, 2009, the Company entered into a Binding Letter of Intent with STB Telemedia, Inc.  to operate a joint venture with the Company for a period which would allow management and the operational teams to become acquainted and comfortable with each other and to determine the fit and focus of their operations and to provide sufficient time to conduct due diligence by each party.  As the result of our due diligence, the Company elected not to move forward with the merger with STB Telemedia, Inc. and we terminated our joint venture as a result of poor performance.

On June 21, 2010, the Company entered into an Asset Acquisition Agreement with Jarish, Inc. pursuant to which the Company agreed to acquire from Jarish, Inc. all assets exclusive to Mycitypoint.com, Pointcredtis.com and Pointscredits.com. This asset acquisition was intended to enhance the ability of Thrive World Wide, Inc. to offer additional specialty services through an electronic media venue.   The Company believed that it would be able to provide a unique end-to-end vertical solution that would accommodate content creation and distribution to a broad segment of the market via the Internet.  However, the Company was compelled to terminate this transaction due to material misrepresentations made by Jarish, Inc.  As a result, the Company elected to pursue our own business.

The Company has developed DailyHotDeal.com, a locally focused group buying site that features a deeply discounted daily coupon for dining, activities, services, memberships or anything else that a person may purchase from a local retailer.  We will obtain subscribers through various online marketing efforts.  These subscribers will be sent a daily email containing a single offer for that day.  The subscribers will then be able to purchase directly from our site a coupon for that offer.  Each offer will have a minimum amount of purchases needed for the deal to become active.  For example, if a deal has a minimum number of purchases of 100 and 99 people purchase it then no one gets the deal.  Once 100 people purchase the deal all purchases receive the deal.  When they purchase the coupon they will be able to print it out and bring it to the retailer for redemption.  The DailyHotDeal.com business model allows local merchants to reach a clientele that is willing to prepay for their services.  We receive a percentage of each sale at the time the coupon is purchased.

Going Concern
Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability.  As of September 30, 2010, we had an accumulated deficit of $3,094,185 and negative working capital of $1,373,243.  Net loss for the year ended September 30, 2010 and 2009 was $497,777 and $123,222, respectively.  As a result, these conditions raise substantial doubt concerning the Company’s ability to continue as a going concern.  Management has plans to raise additional capital through sales of its common stock and financial loans.  The financial statements do not include any adjustments that might be necessary if Thrive World Wide, Inc. is unable to continue as a going concern.

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

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

Advertising Costs
The Company expenses all advertising as incurred.  No advertising expense was incurred during 2010 or 2009.

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

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

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

In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures,” related to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in the second quarter of 2009 without significant financial impact.

NOTE B – FIXED ASSETS

Furniture and equipment are depreciated on a straight line basis over their estimated useful life from 3 – 7 years.  Fixed assets consisted of the following at September 30, 2010 and 2009:

	September30,
	2010	2009
Computers	$949	$-
Software	11,302	-
	12,251	-
Accumulated depreciation	(1,324)	-
Fixed assets, net	$10,927	$-

Depreciation expense for the year ended September 30, 2010 was $1,324.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE C – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2010 and 2009 consists of the following:

	September 30,
	2010	2009
Professional fees	$266,720	$127,242
Non-trade payables	43,840	14,868
Due to CEO for accrued wages	40,000	5,000
Accrued interest	70,414	21,999
Total	$420,974	$169,109

NOTE D– SHAREHOLDER PROMISSORY NOTES

The stockholders have and will continue to advance money to Thrive World Wide, Inc. on an as-needed basis.  At September 30, 2010 and 2009, stockholder loans consisted of the following:

1.
($316,300) On January 2, 2009, we revised and re-issued certain promissory notes in the face amount of $173,257 and $55,000 to Collette Eck Szczesny and Marilyn Eck, respectively.  These notes represent amounts due and in default from December 31, 2007 and on which no interest or principal has been paid by the Company in over three (3) years.  In consideration of the lenders’ Agreement to extend these notes, the Company agreed to cause the notes to be revised and re-issued as convertible debentures which would pay 7.5% interest and be convertible by lenders at the conversion price equal to the par value of our common stock (at present $0.001 per share).  The Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lenders have agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction.  On June 1, 2009, the notes were assigned to Horowitz Consulting Group, LLC and the principals thereof have agreed to limit the conversion right under the notes based on the fact that the Company did not at the time have sufficient authorized shares to allow for the conversion of the note beyond 26,000,000 shares and the fact that the Company will need to issue shares in order to raise other operating capital as set forth herein.  Per ASC 470-20-25-12, no portion of the proceeds from this note are attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock.  In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion.  The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance of these debentures.

As of September 30, 2010, $91,093 has been advanced from Horowitz directly to pay bills of the Company.  The total amount due this stockholder as of September 30, 2010 is $328,585, including $316,300 of principle and $12,285 of accrued interest.  During 2009, Horowitz Consulting Group, LLC exercised 3,050,000 shares at par value, which resulted in debt reduction in the amount of $3,050.  During the year ended September 30, 2010, Horowitz Consulting Group, LLC exercised 9,700,000 shares at par value, which resulted in debt reduction in the amount of $9,700 all of which was applied to accrued interest.  Converted amounts are first applied to accrued interest and then to principle.

Interest expense in the amount of $21,985 has been recorded for the year ended September 30, 2010 and is included in accrued expenses.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE D– SHAREHOLDER PROMISSORY NOTES (Continued)

2.
($489,262) The second loan is from a former director and officer.  At one time three original officers had three separate loans.  All of these notes were combined and signed over to one party in exchange for the complete independent absorption of the Company’s 1st Banking Center line of credit that was guaranteed by the other two parties.  The notes assumed by this stockholder totaled $200,947 including accrued interest.  During the twelve months ended September 30, 2009 this stockholder also personally assumed the outstanding debt and interest on the 1st Banking Center line of credit held by the Company.  The total amount assumed on the line of credit was $124,953 with interest of $3,264 also assumed.  Additionally, this stockholder assumed $11,141 of credit card liability, converted payables due him in the amount of $34,939 and personally paid bills incurred by the Company in the amount of $47,813.  A convertible promissory note was executed on August 17, 2009 for $478,451 bearing interest at 7.5% (with no interest accruing until October 1, 2009) and maturing on February 15, 2011.  In addition, this note is convertible at any time at the conversion price equal to the par value of our common stock (at present $0.001 per share).  The note contains a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lender has agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction.  The lender has agreed to limit the conversion right under the notes based on the fact that the Company does not have sufficient authorized shares to allow for the conversion of the note and the fact that the Company will need to issue shares in order to raise other operating capital as set forth herein.   Per ASC 470-20-25-12, no portion of the proceeds from this note are attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock.  In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion.  The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance of these debentures.

As of September 30, 2010, $10,812 has been advanced from this shareholder to pay bills of the Company.  As of September 30, 2010, this shareholder was due $525,099, including $489,262 of principle and $35,836 of accrued interest.  During the year ended September 30, 2010, 1,530,000 shares were exercised at par value, which resulted in debt reduction in the amount of $1,530 all of which was applied to accrued interest.  Converted amounts are first applied to accrued interest and then to principle.

Interest expense in the amount of $37,366 has been recorded for the year ended September 30, 2010 and is included in accrued expenses.

3.
($51,072) On February 15, 2010, we issued a convertible promissory note in the face amount of $949 to Search4.com.  The note provides for additional infusions of capital, bears interest of twelve (7.5%) percent per annum is due on demand, is convertible into common stock at the par value of our common stock (at present $0.001 per share),  and matures on February 5, 2013 in the event the full balance owing has not been paid.  The Note contains a provision limiting the conversion thereof to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lender has agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction.  There was no beneficial conversion feature associated with these securities as per FASB ASC 470-20-25.  The conversion can be made at the option of the holder, the conversion price was greater than the perceived market value of the stock due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price does not decrease.  As per FASB ASC 470-20-25-12, no portion of the proceeds from issuance shall be accounted for as attributable to the conversion feature.  In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion.

As of September 30, 2010, $51,072 has been advanced from this shareholder to pay bills of the Company.  As of September 30, 2010, this shareholder was due $52,141, including $51,072 of principle and $1,069 of accrued interest.  Interest expense in the amount of $1,069 has been recorded for the year ended September 30, 2010 and is included in accrued expenses.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE E – NOTES PAYABLE

On July 6, 2007, we issued a promissory note in the amount of $42,430, which bears interest at a rate of 12% per annum.  The note required five monthly payments of $500 with the remainder due on January 6, 2010. The note was issued in lieu of payment for prior services rendered. The note has been renegotiated to provide for a reduction of the principal balance to $30,000 payable in six equal installments of $5,000 (with interest at 0%).  On July 16, 2010, the Company and the note holder reached a Settlement, Release and Cancellation Agreement whereby in exchange for $40,000, the note holder agreed to release the Company of all claims and return 683,500 shares of common stock.  The settlement was executed and all claims settled by September 30, 2010.

NOTE F – BANK LINE OF CREDIT

Our Bank line of credit consists of a $100,000 revolving line of credit with Bank of America with a balance of $95,636 and an interest rate of 7.75% at September 30, 2009 secured by the personal guarantees of former officers.  This is in default and in collection as of September 30, 2010.  As of September 30, 2010, the total due is $116,860, including $95,636 of principle and $21,224 of accrued interest.  During the year ended September 30, 2010 and 2009, the Company recognized $7,413 and $11,911, respectively in interest expense.

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

During the year ended September 30, 2010, the Company issued 1,148,325 shares of stock in exchange for $229,725.  The Company paid $70,725 as a finder’s fee which was recorded as a reduction to additional-paid-in-capital resulting in net proceeds of $159,000.

During the year ended September 30, 2010, the Company issued 200,000 shares of common stock for services valued at $5,600.

During the year ended September 30, 2010, the Company issued 11,230,000 shares of common stock upon the conversion of notes payable resulting in a $11,230 reduction of accrued interest related to the shareholder notes above.

During the year ended September 30, 2010, the Company agreed to settle $30,000 of debt and receive 683,500 shares of common stock in exchange for $40,000 (See Note E).  The excess of $10,000 was allocated to the 683,500 shares for an effective price of $0.0146 per share on July 16, 2010 when the close price of the Company’s common stock was $.05 per share.  Pursuant to ASC 505-30-30-5 the shares were constructively retired and recorded as a reduction to additional-paid-in-capital.

NOTE H – INVESTMENT IN JOINT VENTURE

On July 16, 2009, the Company and STB Telemedia, Inc., entered into a formal joint venture agreement.  The joint venture was created by means of the formation of an LLC to operate the business of STB Telemedia under the auspices of the Company and as co-owner thereof.  The joint venture was managed by an independent third party who controled the day-to-day management of the joint venture.  As a result, the Company accounted for its investment using the Equity Method of accounting.  During 2010, the operating results of the joint venture caused the Company to reevaluate its participation and conclude that the joint venture will not be successful.  As such we have removed the asset from our financial statements and recognized a combined loss from joint venture operations and fair value adjustment of $159,000.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE I – RELATED PARTY TRANSACTIONS

For the years ended September 30, 2010 and 2009, Thrive World Wide, Inc. occupied office space owned by a stockholder on a rent-free basis.  The fair market value of the rent is $6,000 for each of the years presented.

NOTE J – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through January11, 2011

Shareholders have loaned the Company an additional $18,854 of operating capital under their promissory notes above.