Form 10-Q
period 2010-12-31
Thrive World Wide Inc.
filed 2011-02-22
CIK 1333675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2010

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
Yes ☐    No ☒

As of January, 2011, there were 41,395,125 outstanding shares of the registrant's common stock, $.001 par value per share.

THRIVE WORLD WIDE, INC.
FORM 10-Q
TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 2010 (Unaudited)
	and September 30, 2010	1

	Consolidated Statements of Operations (Unaudited) For the
	Three Months Ended December 31, 2010 and 2009	2

	Consolidated Statement of Stockholders' Equity (Unaudited)
	For the Three Months Ended December 31, 2010	3

	Consolidated Statements of Cash Flows (Unaudited) For the
	Three Months Ended December 31, 2010	4

	Notes to Consolidated Financial Statements (Unaudited)	5-12

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	13-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Item 4(T).	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

Item 1.  Financial Statements.

Thrive World Wide, Inc.
Balance Sheets

	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$87	$1
Total Current Assets	87	1

Fixed assets, net (Note B)	9,907	10,927
Total Assets	$9,994	$10,928

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable (Note C)	$330,733	$310,560
Accounts payable - related parties (Note C)	55,000	40,000
Accrued expenses (Note C)	91,678	70,414
Shareholder promissory notes (Note D)	877,487	856,634
Bank line of credit (Note E)	95,636	95,636
Total Current Liabilities	1,450,534	1,373,244

Total Liabilities	1,450,534	1,373,244

Stockholders' Deficit (Note F)
Preferred stock, par value $.001, 10,000,000 shares authorized; none issued and outstanding at December 31, 2010 or September 30, 2010.	-	-
Common stock, par value $.001, 200,000,000 shares authorized; 41,395,125 and 27,050,000 issued and outstanding at December 31, 2010 and September 30, 2010, respectively.	41,395	38,945
Additional paid-in capital	1,692,924	1,692,924
Accumulated deficit	(3,174,859)	(3,094,185)
Total Stockholders' Deficit	(1,440,540)	(1,362,316)
Total Liabilities and Stockholders' Deficit	$9,994	$10,928

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statements of Operation (Unaudited)
For the Three months Ended December 31, 2010 and 2009

	Three Months Ended
	December 31,
	2010	2009

Revenue	$-	$-

Operating expenses
General and administrative	54,441	66,852
Depreciation & amortization	1,020	-
Total operating expenses	55,461	66,852
Loss from operations	(55,461)	(66,852)

Other income/(expense)
Interest expense	(25,213)	(16,186)
Loss on equity method investments	-	(39,286)
Total other income (expense)	(25,213)	(55,472)
Net loss	$(80,674)	$(122,324)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	40,180,193	27,412,067

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Warrants	1,148,626	765,750
Convertible promissory notes	922,958,186	753,949,615

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statement of Stockholders' Deficit (Unaudited)
For the Three Months Ended December 31, 2010

	Common Stock			Additional		Total
	Number of			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Payable	Capital	Deficit	Deficit
BALANCES September 30, 2010	38,945,125	$38,945	$-	$1,692,924	$(3,094,185)	$(1,362,316)

Shares issued for debt conversion	2,450,000	2,450	-	-		2,450
Net loss					(80,674)	(80,674)
BALANCES December 31, 2010	41,395,125	$41,395	$-	$1,692,924	$(3,174,859)	$(1,440,540)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statements of Cash Flows (Unaudited)
For the Three months Ended December 31, 2010 and 2009

	Three Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,674)	$(122,324)
Adjustments to reconcile net income/loss to net cash (used in) provided by operating activities:
Depreciation & amortization	1,020	-
Common stock issued for accrued interest	2,450	-
Common stock issued for services	-	-
Loss on equity method investments	-	39,286
CHANGES IN CURRENT ASSETS AND LIABILITIES:
Increase (decrease) in:
Other current assets	-	-
Accounts payable	20,173	66,852
Accounts payable - related parties	15,000	-
Accrued expenses	21,264	16,186
NET CASH PROVIDED (USED) FOR OPERATING ACTIVITIES	(20,767)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	-	-
NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net	-	-
Repurchase of common stock	-	-
Payments of notes payable	-	-
Payments of shareholder notes	-	-
Proceeds from shareholder notes	20,853
NET CASH PROVIDED (USED) FOR FINANCING ACTIVITIES	20,853	-

NET INCREASE/(DECREASE) IN CASH	86	-
CASH, beginning of period	1	-
CASH, end of period	$87	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIODS FOR:
Taxes paid	$-	$-
Interest paid	$1,500	$-

NON-CASH OPERATING ACTIVITIES:
Common stock issued as compensation	$-	$-
Common stock issued for shareholder notes accrued interest	$2,450	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited financial statements of Thrive World Wide, Inc. as of December 31, 2010 and for the three months ended December 31, 2010and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2010 as filed with the Securities and Exchange Commission as part of our Form 10-K filed on January 13, 2011.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern
Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability.  As of December 31, 2010, we had an accumulated deficit of $3,174,859 and negative working capital of $1,440,447.  Net loss for the year ended September 30, 2010 and the three months ended December 31, 2010 was $497,777 and $80,674, respectively.  As a result, these conditions raise substantial doubt concerning the Company’s ability to continue as a going concern.  Management has plans to raise additional capital through sales of its common stock and financial loans.  The financial statements do not include any adjustments that might be necessary if Thrive World Wide, Inc. is unable to continue as a going concern.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising Costs
The Company expenses all advertising as incurred.  For the three months ended December 31, 2010 and 2009, the Company incurred no advertising expense.

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

Fair Value of Financial Instruments
The Company’s financial instruments generally include cash.  The carrying amount of this financial instrument has been estimated by management to approximate fair value.

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

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments (Continued)
Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.  The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Non-Marketable Equity Investments
Our non-marketable equity investments (when owned) are included in other long-term assets.  We use the Equity method of accounting for non-marketable equity investments for which we have the ability to exercise significant influence, but do not have control over the investee.

Recent Accounting Pronouncements
In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements.”  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement upon issuance.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in our Notes below under Subsequent Events.

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 –The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009.  The Company adopted this statement no significant financial impact.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance.  The Company adopted this statement no significant financial impact.

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, this statement had no impact on its financial statements.

In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures,” related to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in the third quarter of 2009 without significant financial impact.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements (Continued)
In April 2009, the FASB ASC 320, “Investments – Debt and Equity,” amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold.  Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses, and credit losses.  The Company adopted this Statement in the third quarter of 2009 without significant impact to our financial statements.

In April 2009, the FASB issued an update to FASB ASC 825, “Financial Instruments,” to require interim disclosures about the fair value of financial instruments.”  This update enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of FASB ASC 825. The Company adopted this update in the third quarter of 2009 without significant impact to the financial statements.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations,” that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies.  This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination.  The Company adopted this Statement in the third quarter of 2009 without significant impact to the financial statements.

In November 2008, EITF issued new guidance under FASB ASC 350, “Intangibles – Goodwill and Other on accounting for defensive intangible assets.”  The new guidance applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining or using the asset (a defensive asset).  This guidance was adopted by the Company in January 2009 without impact to the financial statements.

NOTE B – FIXED ASSETS

Furniture and equipment are depreciated on a straight line basis over their estimated useful life from 3 – 7 years.  Fixed assets consisted of the following at December 31, 2010 and September 30, 2010:

	December 31,	September 30,
	2010	2010
Computers	$949	$949
Software	11,302	11,302
	12,251	12,251
Accumulated depreciation	(2,344)	(1,324)
Fixed assets, net	$9,907	$10,927

Depreciation expense for the three months ended December 31, 2010 and 2009 was $1,020 and $0, respectively.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2010 and September 30, 2010 consisted of the following:

	December 31,	September 30,
	2010	2010
Professional fees	$274,160	$266,720
Non-trade payables	56,573	43,840
Due to CEO for accrued wages	55,000	40,000
Accrued interest	91,678	70,414
Total	$477,411	$420,974

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE D– SHAREHOLDER PROMISSORY NOTES

The stockholders have and will continue to advance money to Thrive World Wide, Inc. on an as-needed basis.  At September 30, 2010 and 2009, stockholder loans consisted of the following:

1.
($335,536) On January 2, 2009, we revised and re-issued certain promissory notes in the face amount of $173,257 and $55,000 to Collette Eck Szczesny and Marilyn Eck, respectively.  These notes represent amounts due and in default from December 31, 2007 and on which no interest or principal has been paid by the Company in over three (3) years.  In consideration of the lenders’ Agreement to extend these notes, the Company agreed to cause the notes to be revised and re-issued as convertible debentures which would pay 7.5% interest and be convertible by lenders at the conversion price equal to the par value of our common stock (at present $0.001 per share).  The Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lenders have agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction.  On June 1, 2009, the notes were assigned to Horowitz Consulting Group, LLC (“Horowitz”) and the principals thereof have agreed to limit the conversion right under the notes based on the fact that the Company did not at the time have sufficient authorized shares to allow for the conversion of the note beyond 26,000,000 shares and the fact that the Company will need to issue shares in order to raise other operating capital as set forth herein.  Per ASC 470-20-25-12, no portion of the proceeds from this note are attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock.  In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion.  The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance of these debentures.

The total amount due this stockholder as of December 31, 2010 is $352,734, including $335,536 of principle and $17,198 of accrued interest.  During the year ended September 30, 2010, Horowitz advanced the Company $49,375 and converted $9,700 of accrued interest in exchange for 9,700,000 shares at par value.  All issued shares were assigned to individuals other than Horowitz where said individuals had purchased a portion of the Horowitz debt and said conversion was simply effected by Horowitz on their behalf as an accommodation.  During the three months ended December 31, 2010, Horowitz advanced the Company $19,236 and converted $1,450 of accrued interest in exchange for 1,450,000 shares at par value.  All issued shares were assigned to individuals other than Horowitz where said individuals had purchased a portion of the Horowitz debt and said conversion was simply effected by Horowitz on their behalf as an accommodation.

Interest expense in the amount of $6,362 and $5,116 has been recorded for the three months ended December 31, 2010 and 2009, respectively.

2.
($489,262) The second loan is from a former director and officer.  At one time three original officers had three separate loans.  All of these notes were combined and signed over to one party in exchange for the complete independent absorption of the Company’s 1st Banking Center line of credit that was guaranteed by the other two parties.  The notes assumed by this stockholder totaled $200,947 including accrued interest.  During the twelve months ended September 30, 2009 this stockholder also personally assumed the outstanding debt and interest on the 1st Banking Center line of credit held by the Company.  The total amount assumed on the line of credit was $124,953 with interest of $3,264 also assumed.  Additionally, this stockholder assumed $11,141 of credit card liability, converted payables due him in the amount of $34,939 and personally paid bills incurred by the Company in the amount of $47,813.  A convertible promissory note was executed on August 17, 2009 for $478,451 bearing interest at 7.5% (with no interest accruing until October 1, 2009) and maturing on February 15, 2011.  In addition, this note is convertible at any time at the conversion price equal to the par value of our common stock (at present $0.001 per share).  The note contains a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  On December 8, 2010, the Stockholder assigned this note and all amounts due thereunder in equal parts to two outside parties.  The note was not modified.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE D– SHAREHOLDER PROMISSORY NOTES (Continued)

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

The total amount under this note as of December 31, 2010 is $538,569, including $489,263 of principle and $49,306 of accrued interest.  During the year ended September 30, 2010, the original holder of this note advanced the Company $10,812 and converted $1,530 of accrued interest in exchange for 1,530,000 shares at par value.  During the three months ended December 31, 2010, no amounts were advanced, $1,500 of accrued interest was paid in cash and the note holder converted $1,000 of accrued interest in exchange for 1,000,000 shares at par value.

Interest expense in the amount of $15,970 and $9,130 has been recorded for the three months ended December 31, 2010 and 2009, respectively.

3.
($52,689) On February 15, 2010, we issued a convertible promissory note in the face amount of $949 to Search4.com.  The note provides for additional infusions of capital, bears interest at 7.5%, is due on demand, is convertible into common stock at the par value of our common stock (at present $0.001 per share), and matures on February 5, 2013 in the event the full balance owing has not been paid.  The Note contains a provision limiting the conversion thereof to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lender has agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction.  There was no beneficial conversion feature associated with these securities as per FASB ASC 470-20-25.  The conversion can be made at the option of the holder, the conversion price was greater than the perceived market value of the stock due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price does not decrease.  As per FASB ASC 470-20-25-12, no portion of the proceeds from issuance shall be accounted for as attributable to the conversion feature.  In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion.

The total amount due this stockholder as of December 31, 2010 is $54,770, including $52,689 of principle and $2,081 of accrued interest.  During the year ended September 30, 2010, Search4.com advanced the Company $50,122.  During the three months ended December 31, 2010, Search4.com advanced the Company $1,618.  No debt has been converted to stock under this note.

Interest expense in the amount of $1,011 and $0 has been recorded for the three months ended December 31, 2010 and 2009, respectively.

NOTE E – BANK LINE OF CREDIT

Our Bank line of credit consists of a $100,000 revolving line of credit with Bank of America with a balance of $95,636 and an interest rate of 7.75% secured by the personal guarantees of former officers.  This is in default and in collection as of December 31, 2010.  As of December 31, 2010, the total due is $118,729, including $95,636 of principle and $23,093 of accrued interest.  During the three months ended December 31, 2010 and 2009, the Company recognized $1,869 and $1,869, respectively in interest expense.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE F – COMMON STOCK

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

During the year ended September 30, 2010, the Company issued shares as follows:

1.
1,148,625 shares of stock were issued in exchange for $229,725.  The Company paid $70,725 as a finder’s fee which was recorded as a reduction to additional-paid-in-capital resulting in net proceeds of $159,000.

2.	200,000 shares of common stock were issued for services valued at $5,600.
3.	11,230,000 shares of common stock were issued upon the conversion of notes payable resulting in a $11,230 reduction of accrued interest related to the shareholder notes above.
4.
The Company agreed to settle $30,000 of debt and receive 683,500 shares of common stock in exchange for $40,000.  The excess of $10,000 was allocated to the 683,500 shares for an effective price of $0.0146 per share on July 16, 2010 when the close price of the Company’s common stock was $.05 per share.  Pursuant to ASC 505-30-30-5 the shares were constructively retired and recorded as a reduction to additional-paid-in-capital.

NOTE G – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through February 15, 2011.

On February 17, 2011, the Board authorized the increase in our authorized shares from par value $.001 200,000,000 to par value $.001 1,000,000,000 as described in DEF 14C filed with the Securities and Exchange Commission on February 17, 2011.

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

Results of Operations

Three Months Ended December 31, 2010 Compared With the Three Months Ended December 31, 2009.

Revenues.  We had no income during the three months ended December 31, 2010 or 2009.

Operating Expenses.  Operating expenses for the three months ended December 31, 2010 were $55,461.  This was a decrease of $11,391, or 17%, as compared to operating expenses of $66,852 for the three months ended December 31, 2009.  This decrease was primarily attributable to a decrease of $22,540 in professional fees, and $1,143 of public company related expenses offset by $10,000 increase in officer salaries, $1,020 increase in depreciation and $1,272 in general expenses.

Other Income and Expense.  Interest expense for the three months ended December 31, 2010 was $25,213.  This is an increase of $9,027, or 56%, as compared to interest expense of $16,186 for the three months ended December 31, 2009.  The increase in interest expense is due to an increase in outstanding debt.  During 2009 we recorded 50% of our share of the expenses associated with the STB Telemedia joint venture or $39,286 of other expense.  This investment was written off in fiscal year 2010.  Thus, no such expense was recorded during the three months ended December 31, 2010.

Net Loss.  We had net loss of $80,674 for the three months ended December 31, 2010, as compared to net loss of $122,324 for the three months ended December 31, 2009.  The $41,650 decrease in net loss was primarily due to the decrease in professional fees and absence of joint venture expenses.

Financial Condition

The Company has suffered recurring losses from operations that raises substantial doubt about our ability to continue as a going concern.  From inception to December 31, 2010, we have incurred an accumulated deficit of $3,174,859.  This loss has been incurred through a combination of stock compensation of professional fees and expenses supporting our plans to develop new business as well as continued operating losses.  As of December 31, 2010, we had outstanding current liabilities of $1,450,534 compared to $1,373,244 as of September 30, 2010.  Total cash resources as of December 31, 2010 was $87 compared with $1 at September 30, 2010.  Thus, our current liquidity is insufficient to meet our expenses for the next 12 months.

Net cash used by operating activities was $20,767 and $0 for the three months ended December 31, 2010 and 2009, respectively.

Net cash used by investing activities was $0 and $0 for the three months ended December 31, 2010 and 2009, respectively.

Net cash provided by financing activities was $20,853 and $0 for the three months ended December 31, 2010 and 2009, respectively.

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

Plan of Operations

The Company has developed DailyHotDeal.com and intends to obtain subscribers through various online marketing efforts which will result in the Company receiving a percentage of each sale at the time coupons are purchased.  As of the date of this report the Company has not made any sales and is anticipating launch of their website March 15, 2011. The Company’s website is currently being beta tested. The Company is currently negotiating with several online marketing firms as well as social media companies to build our subscriber list. DailyHotDeal.com will derive revenue through the sale of vouchers supplied by the merchants we sign. Each time a subscriber purchases a voucher DailyHotDeal.com will receive 50% of the sale.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three months ended December 31, 2010.   However, there can be no assurance our business will not be affected by inflation in the future.

Item 4.  Controls and Procedures.

See Item 4(T) below.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal quarter covered by this Report on Form 10-Q, due to a lack of segregation of duties that our internal control over financial reporting has not been effective.  However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management will periodically reevaluate this situation.  If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accountant pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2010.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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

•
During the year ended September 30, 2010, two of our shareholders converted $11,230 of debt into 11,230,000 shares of common stock pursuant to the terms of their note (See Financial Statements, Note D)

•
During the three months ended December 31, 2010, two of our shareholders converted $2,450 of debt into 2,450,000 shares of common stock pursuant to the terms of their note (See Financial Statements, Note D).

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

Date: February 21, 2011.
	By	/s/ Andrew Schenker
Andrew Schenker, Chief Executive Officer

	By	/s/ Andrew Schenker
Andrew Schenker, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andrew Schenker	Chief Executive Officer, Chief Financial Officer	February 21, 2011
and Director