Form 10-Q
period 2011-03-31
Thrive World Wide Inc.
filed 2011-05-23
CIK 1333675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2011

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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Accelerated Filer ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May23, 2011, there were 52,053,468 outstanding shares of the registrant's common stock, $.001 par value per share.

THRIVE WORLD WIDE, INC.
FORM 10-Q

Item 1.  Financial Statements.

Thrive World Wide, Inc.
Balance Sheets

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$602	$1
Prepaid expenses	6,500	-
Total Current Assets	7,102	1

Fixed assets, net (Note B)	8,887	10,927
Total Assets	$15,989	$10,928

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable (Note C)	$339,101	$310,560
Accrued compensation (Note C)	65,000	40,000
Accrued interest (Note C)	99,377	70,414
Shareholder promissory notes (Note D)	940,721	856,634
Bank line of credit (Note E)	95,636	95,636
Total Current Liabilities	1,539,835	1,373,244

Total Liabilities	1,539,835	1,373,244

Stockholders' Deficit (Note F)
Preferred stock, par value $.001, 10,000,000 shares authorized; none issued and outstanding at March 31, 2011 or September 30, 2010.	-	-
Common stock, par value $.001, 1,000,000,000 shares authorized; 46,053,468 and 38,945,125 issued and outstanding at March 31, 2011 and September 30, 2010, respectively.	46,054	38,945
Additional paid-in capital	1,700,515	1,692,924
Common stock payable	-	-
Accumulated deficit	(3,270,415)	(3,094,185)
Total Stockholders' Deficit	(1,523,846)	(1,362,316)
Total Liabilities and Stockholders' Deficit	$15,989	$10,928

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statements of Operation (Unaudited)
For the Three and Six Months Ended March 31, 2011 and 2010

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	74,587	6,978	129,028	113,116
Depreciation & amortization	1,020	-	2,040	-
Total operating expenses	75,607	6,978	131,068	113,116
Loss from operations	(75,607)	(6,978)	(131,068)	(113,116)

Other income/(expense)
Interest expense	(19,949)	(16,218)	(45,162)	(32,403)
Gain on forgiveness of debt	-	3,411	-	3,411

Total other income (expense)	(19,949)	(12,807)	(45,162)	(28,992)
Net loss	$(95,556)	$(19,785)	$(176,230)	$(142,108)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic	46,425,265	28,928,625	43,285,949	28,287,554

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Warrants	1,148,626	1,148,626	1,148,626	761,555
Convertible promissory notes	964,213,494	778,377,262	944,089,631	769,804,077

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statement of Stockholders’ Deficit (Unaudited)
For the Six Months Ended March 31, 2011

	Common Stock			Additional		Total
	Number of			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Payable	Capital	Deficit	Deficit
BALANCES September 30, 2010	38,945,125	$38,945	$-	$1,692,924	$(3,094,185)	$(1,362,316)

Shares issued for debt conversion	14,700,000	14,700				14,700
Shares returned and retired	(7,591,657)	(7,591)		7,591		-
Net loss					(176,230)	(176,230)
BALANCES March 31, 2011	46,053,468	$46,054	$-	$1,700,515	$(3,270,415)	$(1,523,846)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statements of Cash Flows (Unaudited)
For the Six Months Ended March 31, 2011 and 2010

	Six Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(176,230)	$(142,108)
Adjustments to reconcile net income/loss
to net cash (used in) provided by operating activities:
Depreciation & amortization	2,040	-
Common stock issued for accrued interest	14,700	4,450
Common stock issued for services	-	5,400
Gain on forgiveness of debt	-	(3,411)
CHANGES IN CURRENT ASSETS AND LIABILITIES:
Increase (decrease) in:
Other current assets	(6,500)	(102,714)
Accounts payable	28,541	50,650
Accrued expenses	53,963	32,403
NET CASH USED FOR OPERATING ACTIVITIES	(83,486)	(155,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	-	-
NET CASH PROVIDED FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder notes	84,087	14,479
Proceeds from the sale of common stock, net	-	157,851
NET CASH PROVIDED FROM FINANCING ACTIVITIES	84,087	172,330

NET INCREASE/(DECREASE) IN CASH	601	17,000
CASH, beginning of period	1	-
CASH, end of period	$602	$17,000
		$-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIODS FOR:
Taxes paid	$-	$-
Interest paid	$1,500	$-

NON-CASH OPERATING ACTIVITIES:
Common stock issued as compensation	$-	$5,400
Common stock issued for shareholder notes accrued interest	$14,700	$4,450

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Thrive World Wide, Inc. as of March 31, 2011 and for the three and six months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2010 as filed with the Securities and Exchange Commission as part of our Form 10-K filed on January 13, 2011.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability.  As of March 31, 2011, we had an accumulated deficit of $3,270,415 and negative working capital of $1,532,733.  Net loss for the year ended September 30, 2010 and the six months ended March 31, 2011 was $497,777 and $176,230, respectively.  As a result, these conditions raise substantial doubt concerning the Company’s ability to continue as a going concern.  Management has plans to raise additional capital through sales of its common stock and financial loans.  The financial statements do not include any adjustments that might be necessary if Thrive World Wide, Inc. is unable to continue as a going concern.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED MARCH 31, 2011 AND 2010

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
SIX MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising Costs

The Company expenses all advertising as incurred.  For the six months ended March 31, 2011 and 2010, the Company incurred no advertising expense.

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
SIX MONTHS ENDED MARCH 31, 2011 AND 2010

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

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350); When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company adopted this Statement upon issuance with no effect as the Company does not carry goodwill.

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

NOTE B – FIXED ASSETS

Furniture and equipment are depreciated on a straight line basis over their estimated useful life from 3 – 7 years.  Fixed assets consisted of the following at March 31, 2011 and September 30, 2010:

	March 31,	September 30,
	2011	2010
Computers	$949	$949
Software	11,302	11,302
	12,251	12,251
Accumulated depreciation	(3,364)	(1,324)
Fixed assets, net	$8,887	$10,927

Depreciation expense for the three months ended March 31, 2011 and 2010 was $1,020 and $0, respectively.  Depreciation expense for the six months ended March 31, 2011 and 2010 was $2,040 and $0, respectively.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2011 and September 30, 2010 consisted of the following:

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED MARCH 31, 2011 AND 2010

	March 31,	September 30,
	2011	2010
Professional fees	$264,974	$266,720
Non-trade payables	74,127	43,840
Accrued interest	99,377	70,414
Accrued compensation due to former CEO	55,000	40,000
Accrued compensation due to CEO	10,000	-
Total	$503,478	$420,974

NOTE D– SHAREHOLDER PROMISSORY NOTES

The stockholders have and will continue to advance money to Thrive World Wide, Inc. on an as-needed basis.  At March 31, 2011 and September 30, 2010, stockholder loans consisted of the following:

1.
($398,770) On January 2, 2009, we revised and re-issued certain promissory notes in the face amount of $173,257 and $55,000 to Collette Eck Szczesny and Marilyn Eck, respectively.  These notes represent amounts due and in default from December 31, 2007 and on which no interest or principal has been paid by the Company in over three (3) years.  In consideration of the lenders’ Agreement to extend these notes, the Company agreed to cause the notes to be revised and re-issued as convertible debentures which would pay 7.5% interest and be convertible by lenders at the conversion price equal to the par value of our common stock (at present $0.001 per share).  The Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lenders have agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction.  On June 1, 2009, the notes were assigned to Horowitz Consulting Group, LLC (“Horowitz”) and the principals thereof have agreed to limit the conversion right under the notes based on the fact that the Company did not at the time have sufficient authorized shares to allow for the conversion of the note beyond 26,000,000 shares and the fact that the Company will need to issue shares in order to raise other operating capital as set forth herein.  Per ASC 470-20-25-12, no portion of the proceeds from this note are attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock.  In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion.  The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance of these debentures.

The total principle amount due this stockholder as of March 31, 2011 and September 30, 2010 is $398,770 and $316,300, respectively.  As of March 31, 2011 and September 30, 2010, $18,177 and $12,285, respectively of accrued interest was due under this note.  During the year ended September 30, 2010, Horowitz advanced the Company $49,375 and converted $9,700 of accrued interest in exchange for 9,700,000 shares at par value.  All issued shares were assigned to individuals other than Horowitz where said individuals had purchased a portion of the Horowitz debt and said conversion was simply effected by Horowitz on their behalf as an accommodation.  During the six months ended March 31, 2011, Horowitz advanced the Company $82,470 and converted $7,700 of accrued interest in exchange for 7,700,000 shares at par value.  All but 2,000,000 issued shares were assigned to individuals other than Horowitz where said individuals had purchased a portion of the Horowitz debt and said conversion was simply effected by Horowitz on their behalf as an accommodation.

Interest expense in the amount of $7,229 and $5,345 has been recorded for the three months ended March 31, 2011 and 2010, respectively.  Interest expense in the amount of $13,591 and $10,461 has been recorded for the six months ended March 31, 2011 and 2010, respectively.

2.
($489,262) The second loan is from a former director and officer.  At one time three original officers had three separate loans.  All of these notes were combined and signed over to one party in exchange for the complete independent absorption of the Company’s 1st Banking Center line of credit that was guaranteed by the other two parties.  The notes assumed by this stockholder totaled $200,947 including accrued interest.  During the twelve months ended September 30, 2009 this stockholder also personally assumed the outstanding debt and interest on the 1st Banking Center line of credit held by the Company.  The total amount assumed on the line of credit was $124,953 with interest of $3,264 also assumed.  Additionally, this stockholder assumed $11,141 of credit card liability, converted payables due him in the amount of $34,939 and personally paid bills incurred by the Company in the amount of $47,813.  A convertible promissory note was executed on August 17, 2009 for $478,451 bearing interest at 7.5% (with no interest accruing until October 1, 2009) and maturing on February 15, 2011.  In addition, this note is convertible at any time at the conversion price equal to the par value of our common stock (at present $0.001 per share).  The note contains a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE D– SHAREHOLDER PROMISSORY NOTES (Continued)

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

The total principle amount due this stockholder as of March 31, 2011 and September 30, 2010 is $489,263.  As of March 31, 2011 and September 30, 2010, $53,176 and $35,836, respectively of accrued interest was due under this note.  During the year ended September 30, 2010, the original holder of this note advanced the Company $10,812 and converted $1,530 of accrued interest in exchange for 1,530,000 shares at par value.  During the six months ended March 31, 2011, no amounts were advanced, $1,500 of accrued interest was paid in cash and the note holder converted $7,000 of accrued interest in exchange for 7,000,000 shares at par value.  Interest expense in the amount of $9,870 and $9,095 has been recorded for the three months ended March 31, 2011 and 2010, respectively.  Interest expense in the amount of $25,840 and $18,225 has been recorded for the six months ended March 31, 2011 and 2010, respectively.

3.
($52,690) On February 15, 2010, we issued a convertible promissory note in the face amount of $949 to Search4.com.  The note provides for additional infusions of capital, bears interest at 7.5%, is due on demand, is convertible into common stock at the par value of our common stock (at present $0.001 per share), and matures on February 5, 2013 in the event the full balance owing has not been paid.  The Note contains a provision limiting the conversion thereof to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lender has agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction.  There was no beneficial conversion feature associated with these securities as per FASB ASC 470-20-25.  The conversion can be made at the option of the holder, the conversion price was greater than the perceived market value of the stock due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price does not decrease.  As per FASB ASC 470-20-25-12, no portion of the proceeds from issuance shall be accounted for as attributable to the conversion feature.  In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion.

The total principle amount due this stockholder as of March 31, 2011 and September 30, 2010 is $52,690 and $51,072, respectively.  As of March 31, 2011 and September 30, 2010, $3,103 and $1,069, respectively of accrued interest was due under this note.  During the six months ended March 31, 2011, Search4.com advanced the Company $1,618.  No debt has been converted to stock under this note.  Interest expense in the amount of $1,022 and $11 has been recorded for the three months ended March 31, 2011 and 2010, respectively.  Interest expense in the amount of $2,034 and $11 has been recorded for the six months ended March 31, 2011 and 2010, respectively.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE E – BANK LINE OF CREDIT

Our Bank line of credit consists of a $100,000 revolving line of credit with Bank of America with a balance of $95,636 and an interest rate of 7.75% secured by the personal guarantees of former officers.  This is in default and in collection as of March 31, 2011.  As of March 31, 2011, the total due is $120,557, including $95,636 of principle and $24,921 of accrued interest.  Interest expense in the amount of $1,828 and $1,828 has been recorded for the three months ended March 31, 2011 and 2010, respectively.  Interest expense in the amount of $3,696 and $3,696 has been recorded for the six months ended March 31, 2011 and 2010, respectively.

NOTE F – COMMON STOCK

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

During the six months ended March 31, 2011, the Company issued shares as follows:

1.	14,700,000 shares of common stock were issued upon the conversion of notes payable resulting in a $14,700 reduction of accrued interest related to the shareholder notes above.
2.	7,591,657 shares of common stock were returned and retired.

NOTE G – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through May 19, 2011.

6,000,000 shares of common stock were issued upon the conversion of notes payable resulting in a $6,000 reduction of accrued interest related to the shareholder notes above.

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

Results of Operations

Three and Six Months Ended March 31, 2011 Compared With the Three and Six Months Ended March 31, 2010.

Revenues.  We had no income during the three or six months ended March 31, 2011 or 2010.

Operating Expenses.  Operating expenses for the three months ended March 31, 2011 were $75,607 representing a $68,629 increase compared to operating expenses of $6,978 for the three months ended March 31, 2010.  Operating expenses for the six months ended March 31, 2011 were $131,068 representing a $17,952 increase compared to operating expenses of $113,116 for the six months ended March 31, 2010.  The three and six month increase was due to increased professional fees and officer compensation resulting from increasing efforts to launch DailyHotDeal.com.

Other Income and Expense.  Interest expense for the three months ended March 31, 2011 was $19,949 representing a $3,731 increase compared to interest expense of $16,218 for the three months ended March 31, 2010.  Interest expense for the six months ended March 31, 2011 was $45,162 representing a $12,759 increase compared to interest expense of $32,403 for the six months ended March 31, 2010.    The six month increase in interest expense is due to the increased loan balance compared to the prior year.

Net Loss.  We had net loss of $95,556 for the three months ended March 31, 2011 compared to net loss of $19,785 for the three months ended March 31, 2010.  We had net loss of $176,230 for the six months ended March 31, 2011 compared to net loss of $142,108 for the six months ended March 31, 2010.  The $34,122 six month year-over-year increase in net loss was primarily due to increased professional fees and officer compensation resulting from increasing efforts to launch DailyHotDeal.com and increased interest expense.

Financial Condition

The Company has suffered recurring losses from operations that raises substantial doubt about our ability to continue as a going concern.  From inception to March 31, 2011, we have incurred an accumulated deficit of $3,270,415.  This loss has been incurred through a combination of stock compensation, professional fees and expenses supporting our plans to develop new business as well as continued operating losses.  As of March 31, 2011, we had outstanding current liabilities of $1,539,835 compared to $1,373,244 as of September 30, 2010.  Total cash resources as of March 31, 2011 was $602 compared with $1 at September 30, 2010.  Thus, our current liquidity is insufficient to meet our expenses for the next 12 months.

Net cash used by operating activities was $83,486 and $155,330 for the six months ended March 31, 2011 and 2010, respectively.

Net cash used by investing activities was $0 and $0 for the six months ended March 31, 2011 and 2010, respectively.

Net cash provided by financing activities was $84,087 and $172,330 for the six months ended March 31, 2011 and 2010, respectively.

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

Plan of Operations

The Company has developed DailyHotDeal.com and intends to obtain subscribers through various online marketing efforts which will result in the Company receiving a percentage of each sale at the time coupons are purchased.  As of the date of this report the Company has not made any sales and is anticipating launch of their website June 13, 2011.  The Company is currently negotiating with several online marketing firms as well as social media companies to build our subscriber list. DailyHotDeal.com will derive revenue through the sale of vouchers supplied by the merchants we sign. Each time a subscriber purchases a voucher DailyHotDeal.com will receive 50% of the sale.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the six months ended March 31, 2011.   However, there can be no assurance our business will not be affected by inflation in the future.

Item 4.  Controls and Procedures.

See Item 4(T) below.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our manager's CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal quarter covered by this Report on Form 10-Q that we did not maintain effective internal control over financial reporting due to the weakness described below.

A material weakness in the Company’s internal control over financial reporting exists in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements.  This material weakness is a result of the Company’s limited number of employees.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

We did not have adequate segregation of duties, due to our resources and size which prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.

Plan of Remediation

To remediate the aforementioned material accounting weaknesses, we are implementing additional controls to help ensure that all accounting pronouncements are sufficiently researched and that our conclusions relative to the effect of such pronouncements on us are communicated to management and our auditors.  If the volume of business increases and sufficient capital is secured, it is the Company's intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

PART II -- OTHER INFORMATION

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

•
During the year ended September 30, 2010, two of our shareholders converted $11,230 of debt into 11,230,000 shares of common stock pursuant to the terms of their note (See Financial Statements, Note D)

•
During the six months ended March 31, 2011, three of our shareholders converted $14,700 of accrued interest on notes payable into 14,700,000 shares of common stock pursuant to the terms of their note (See Financial Statements, Note D and Note F).

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Andrew Schenker our Chief Executive Officer and Chief Financial Officer resigned on April 5, 2011 to pursue other interests.  Mr. Schenker will remain as Secretary and a director of the Company.

On April 5, 2011, the Company engaged Wendy Borow-Johnson in the role of Chief Executive Officer and Chief Financial Officer for base compensation of $10,000 per month.  Ms. Borow-Johnson brings unique skills and experiences in the communications and electronic media industries.  Ms. Borow-Johnson is currently Senior Vice President of Turner Media Group, and President of The Healthy Living Channel.  She has been Chairman and principal owner of the consulting firm CMSA Inc. in Chicago that specializes in transactional media, healthcare, biotechnology, interactive advertising, direct marketing and product placement.  Ms. Borow-Johnson was the President and CEO of RnetHealth Inc., a publicly traded company and was President and CEO of Recovery Television Network.  Ms. Borow-Johnson is the founding Chairman of the Board of eHI (e-Health Initiative).  She was the e-healthcare expert and Co-host of Alexander Haig's World Business Review: Special Reports on Health. She was also the Vice President of Marketing for Source Media' s Interactive Channel, Senior Vice President of McCann Consumer Healthcare, Senior Vice President of Medicus/DMBB and President of Com-Med Interactive.  Ms. Borow-Johnson was the Founder and President of American Medical Television and also the first woman Vice President of the American Medical Association.  Ms. Borow-Johnson has consulted to over 15 major on-line and media companies including ATT, Insight Digital Cable and AOL and has worked on Direct to Consumer advertising campaigns on more than 25 pharmaceutical and consumer packaged goods products.  She consults to many investment banking groups on media and emerging technology.  She is a frequent speaker, talk show guest and expert on integrated advertising, transaction based media, healthcare policy and communications.

advertising, transaction based media, healthcare policy and communications.

Item 6.  Exhibits.

Exhibit No.	Identification of Exhibit

3.1
Board and majority shareholder approval to amend the Bylaws and increase the authorized shares of common stock from 200,000,000 to 1,000,000,000 (incorporated by reference from Current Report on Form DEF 14C filed with the Securities and Exchange Commission on February 17, 2011).

31.1*
Certification of Wendy Borow-Johnson, Chief Executive Officer, Chief Financial Officer and Principle Accounting Officer of Thrive World Wide, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Wendy Borow-Johnson, Chief Executive Officer, Chief Financial Officer and Principle Accounting Officer of Thrive World Wide, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*  Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRIVE WORLD WIDE, INC.

Date: May 23, 2011	By:	/s/ Wendy Borow-Johnson
Wendy Borow-Johnson, Chief Executive Officer, Chief Financial Officer and Principle Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wendy Borow-Johnson	Chief Executive Officer, Chief Financial Officer,	May 23, 2011
Principle Accounting Officer and Director