Form 10-Q
period 2011-06-30
Thrive World Wide Inc.
filed 2011-08-11
CIK 1333675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2011

THRIVE WORLD WIDE, INC.

Commission File Number: 333-127597

Nevada	20-2725030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

647 Main St., Suite 500, Lake Geneva, WI	53147
(Address of principal executive offices)	(Zip Code)

(631) 786-4450
(Issuer’s telephone number)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 1, 2011, there were 66,753,468 outstanding shares of the registrant’s common stock, $.001 par value per share.

THRIVE WORLD WIDE, INC.
FORM 10-Q

Item 1.  Financial Statements.

Thrive World Wide, Inc.
Balance Sheets

	June 30,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$2,162	$1
Prepaid expenses	2,500	-
Total Current Assets	4,662	1

Fixed assets, net (Note B)	7,867	10,927
Total Assets	$12,529	$10,928

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable (Note C)	$329,978	$310,560
Accrued interest (Note C)	110,183	40,000
Accrued compensation (Note C)	35,000	70,414
Shareholder promissory notes (Note D)	1,011,811	856,634
Bank line of credit (Note E)	95,636	95,636
Total Current Liabilities	1,582,608	1,373,244

Total Liabilities	1,582,608	1,373,244

Stockholders' Deficit (Note F)
Preferred stock, par value $.001, 10,000,000 shares authorized; none issued and outstanding at June 30, 2011 or September 30, 2010.	-	-
Common stock, par value $.001, 1,000,000,000 shares authorized; 66,753,468 and 38,945,125 issued and outstanding at June 30, 2011 and September 30, 2010, respectively.	66,754	38,945
Additional paid-in capital	1,790,515	1,692,924
Common stock payable	-	-
Accumulated deficit	(3,427,348)	(3,094,185)
Total Stockholders' Deficit	(1,570,079)	(1,362,316)
Total Liabilities and Stockholders' Deficit	$12,529	$10,928

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statements of Operation (Unaudited)
For the Three and Nine Months Ended June 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	83,907	138,476	212,935	217,906
Sales and marketing	2,500		2,500
Depreciation & amortization	1,020	304	3,060	304
Stock compensation	48,000	-	48,000	-
Total operating expenses	135,427	138,780	266,495	218,210
Loss from operations	(135,427)	(138,780)	(266,495)	(218,210)

Other income/(expense)
Interest expense	(21,506)	(18,060)	(66,668)	(50,464)
Gain on forgiveness of debt	-	-	-	3,411
Loss on equity method investments		(119,714)		(159,000)
Total other income (expense)	(21,506)	(137,774)	(66,668)	(206,053)
Net loss	$(156,933)	$(276,554)	$(333,163)	$(424,263)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	56,248,536	35,207,639	47,600,320	30,592,533

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Warrants	1,148,626	1,148,626	1,148,626	889,530
Convertible promissory notes	1,055,201,959	812,132,238	1,000,525,521	787,704,591

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statement of Stockholders' Deficit (Unaudited)
For the Nine Months Ended June 30, 2011

	Common Stock			Additional		Total
	Number of			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Payable	Capital	Deficit	Deficit
BALANCES September 30, 2010	38,945,125	$38,945	$-	$1,692,924	$(3,094,185)	$(1,362,316)

Shares issued for accrued interest	25,400,000	25,400				25,400
Shares issued for services	4,800,000	4,800		43,200		48,000
Shares issued for accounts payable	5,200,000	5,200		46,800		52,000
Shares returned and retired	(7,591,657)	(7,591)		7,591		-
Net loss					(333,163)	(333,163)
BALANCES June 30, 2011	66,753,468	$66,754	$-	$1,790,515	$(3,427,348)	$(1,570,079)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statements of Cash Flows (Unaudited)
For the Nine Months Ended June 30, 2011 and 2010

	Nine Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(333,163)	$(424,263)
Adjustments to reconcile net income/loss
to net cash (used in) provided by operating activities:
Depreciation & amortization	3,060	304
Common stock issued for accrued interest	25,400	10,510
Common stock issued for services	48,000	5,600
Common stock issued for accounts payable	52,000	-
CHANGES IN CURRENT ASSETS AND LIABILITIES:
Increase (decrease) in:
Other current assets	(2,500)	9,752
Accounts payable	19,418	145,090
Accrued interest	39,769	35,830
Accrued compensation	(5,000)	20,000
NET CASH USED FOR OPERATING ACTIVITIES	(153,016)	(197,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	-	(12,252)
NET CASH PROVIDED FROM INVESTING ACTIVITIES	-	(12,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder notes	155,177	51,348
Proceeds from the sale of common stock, net	-	159,000
NET CASH PROVIDED FROM FINANCING ACTIVITIES	155,177	210,348

NET INCREASE/(DECREASE) IN CASH	2,161	919
CASH, beginning of period	1	-
CASH, end of period	$2,162	$919

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIODS FOR:
Taxes paid	$-	$-
Interest paid	$1,500	$-

NON-CASH OPERATING ACTIVITIES:
Common stock issued as compensation	$48,000	$5,600
Common stock issued for shareholder notes accrued interest	$25,400	$10,510

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Thrive World Wide, Inc. as of June 30, 2011 and for the three and nine months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2010 as filed with the Securities and Exchange Commission as part of our Form 10-K filed on January 13, 2011.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to sustain ongoing viability.  As of June 30, 2011, we had an accumulated deficit of $3,427,348 and negative working capital of $1,577,946.  Net loss for the nine months ended June 30, 2011 and year ended September 30, 2010 was $333,163 and $497,777, respectively.  As a result, these conditions raise substantial doubt concerning the Company’s ability to continue as a going concern.  Management has plans to raise additional capital through sales of its common stock and financial loans.  The financial statements do not include any adjustments that might be necessary if Thrive World Wide, Inc. is unable to continue as a going concern.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances.  The Company does not have a history of significant bad debt and has not recorded any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.

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
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising Costs

The Company expenses all advertising as incurred.  For the nine months ended June 30, 2011 and 2010, the Company incurred no advertising expense.

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

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE B – FIXED ASSETS

Furniture and equipment are depreciated on a straight line basis over their estimated useful life from 3 – 7 years.  Fixed assets consisted of the following at June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
Computers	$949	$949
Software	11,302	11,302
	12,251	12,251
Accumulated depreciation	(4,384)	(1,324)
Fixed assets, net	$7,867	$10,927

Depreciation expense for the three months ended June 30, 2011 and 2010 was $1,020 and $304, respectively.  Depreciation expense for the nine months ended June 30, 2011 and 2010 was $3,060 and $304, respectively.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE C – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2011 and September 30, 2010 consisted of the following:

	June 30, 2011	September 30, 2010
Professional fees	$246,008	$266,720
Non-trade payables	83,970	43,840
Accrued interest	110,183	70,414
Accrued compensation due to former CEO	25,000	40,000
Accrued compensation due to CEO	10,000	-
Total	$475,161	$420,974

NOTE D– SHAREHOLDER PROMISSORY NOTES

The stockholders have and will continue to advance money to Thrive World Wide, Inc. on an as-needed basis.  At June 30, 2011 and September 30, 2010, stockholder loans consisted of the following:

1.
($469,860) On January 2, 2009, we revised and re-issued certain promissory notes in the face amount of $173,257 and $55,000 to Collette Eck Szczesny and Marilyn Eck, respectively.  These notes represent amounts due and in default from December 31, 2007 and on which no interest or principal has been paid by the Company in over three (3) years.  In consideration of the lenders’ Agreement to extend these notes, the Company agreed to cause the notes to be revised and re-issued as convertible debentures which would pay 7.5% interest and be convertible by lenders at the conversion price equal to the par value of our common stock (at present $0.001 per share).  The Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lenders have agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction.  On June 1, 2009, the notes were assigned to Horowitz Consulting Group, LLC (“Horowitz”) and the principals thereof have agreed to limit the conversion right under the notes based on the fact that the Company did not at the time have sufficient authorized shares to allow for the conversion of the note beyond 26,000,000 shares and the fact that the Company will need to issue shares in order to raise other operating capital as set forth herein.  Per ASC 470-20-25-12, no portion of the proceeds from this note are attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock.  In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion.  The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company’s lack of revenue generating activities as of the date of the issuance of these debentures.

The total principle amount due this stockholder as of June 30, 2011 and September 30, 2010 is $469,860 and $316,300, respectively.  As of June 30, 2011 and September 30, 2010, $17,993 and $12,285, respectively of accrued interest was due under this note.  During the year ended September 30, 2010, Horowitz advanced the Company $49,375 and converted $9,700 of accrued interest in exchange for 9,700,000 shares at par value.  All issued shares were assigned to individuals other than Horowitz where said individuals had purchased a portion of the Horowitz debt and said conversion was simply effected by Horowitz on their behalf as an accommodation.  During the nine months ended June 30, 2011, Horowitz advanced the Company $153,560 and converted $16,400 of accrued interest in exchange for 16,400,000 shares at par value.  All but 6,000,000 issued shares were assigned to individuals other than Horowitz where said individuals had purchased a portion of the Horowitz debt and said conversion was simply effected by Horowitz on their behalf as an accommodation.

Interest expense in the amount of $8,517 and $5,529 has been recorded for the three months ended June 30, 2011 and 2010, respectively.  Interest expense in the amount of $22,108 and $15,990 has been recorded for the nine months ended June 30, 2011 and 2010, respectively.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

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

In addition, this note is convertible at any time at the conversion price equal to the par value of our common stock (at present $0.001 per share).  The note contains a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  On December 8, 2010, the Stockholder assigned this note and all amounts due thereunder in equal parts to two outside parties.  The note was not modified.  Per ASC 470-20-25-12, no portion of the proceeds from this note are attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock.  In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion.  The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company’s lack of revenue generating activities as of the date of the issuance of these debentures.

The total principle amount due this stockholder as of June 30, 2011 and September 30, 2010 is $489,263.  As of June 30, 2011 and September 30, 2010, $61,264 and $35,836, respectively of accrued interest was due under this note.  During the year ended September 30, 2010, the original holder of this note advanced the Company $10,812 and converted $1,530 of accrued interest in exchange for 1,530,000 shares at par value.  During the nine months ended June 30, 2011, no amounts were advanced, $1,500 of accrued interest was paid in cash and the note holder converted $9,000 of accrued interest in exchange for 9,000,000 shares at par value.  Interest expense in the amount of $10,088 and $9,370 has been recorded for the three months ended June 30, 2011 and 2010, respectively.  Interest expense in the amount of $35,928 and $27,595 has been recorded for the nine months ended June 30, 2011 and 2010, respectively.

3.
($52,690) On February 15, 2010, we issued a convertible promissory note in the face amount of $949 to Search4.com.  The note provides for additional infusions of capital, bears interest at 7.5%, is due on demand, is convertible into common stock at the par value of our common stock (at present $0.001 per share), and matures on February 5, 2013 in the event the full balance owing has not been paid.  The Note contains a provision limiting the conversion thereof to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  The lender has agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction.  There was no beneficial conversion feature associated with these securities as per FASB ASC 470-20-25.  The conversion can be made at the option of the holder, the conversion price was greater than the perceived market value of the stock due to the highly illiquid nature of the stock and the Company’s lack of revenue generating activities as of the date of the issuance, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price does not decrease.  As per FASB ASC 470-20-25-12, no portion of the proceeds from issuance shall be accounted for as attributable to the conversion feature.  In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion.

The total principle amount due this stockholder as of June 30, 2011 and September 30, 2010 is $52,690 and $51,072, respectively.  As of June 30, 2011 and September 30, 2010, $4,156 and $1,069, respectively of accrued interest was due under this note.  During the nine months ended June 30, 2011, Search4.com advanced the Company $1,618.  No debt has been converted to stock under this note.  Interest expense in the amount of $1,053 and $223 has been recorded for the three months ended June 30, 2011 and 2010, respectively.  Interest expense in the amount of $3,087 and $233 has been recorded for the nine months ended June 30, 2011 and 2010, respectively.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE E – BANK LINE OF CREDIT

Our Bank line of credit consists of a $100,000 revolving line of credit with Bank of America with a balance of $95,636 and an interest rate of 7.75% secured by the personal guarantees of former officers.  This is in default and in collection as of June 30, 2011.  As of June 30, 2011, the total due is $122,405, including $95,636 of principle and $26,769 of accrued interest.  Interest expense in the amount of $1,848 and $1,848 has been recorded for the three months ended June 30, 2011 and 2010, respectively.  Interest expense in the amount of $5,545 and $5,545 has been recorded for the nine months ended June 30, 2011 and 2010, respectively.

NOTE F – COMMON STOCK

During the nine months ended June 30, 2011, the Company issued shares as follows:

1.
25,400,000 shares of common stock were issued upon the conversion of accrued interest on our shareholder party notes resulting in a $25,400 reduction of accrued interest related to the shareholder notes.

2.
4,800,000 shares of common stock were issued in exchange for services fairly valued at the closing price of the stock on the date of issuance adjusted for a 15% discount as a result of the restriction and resulting lack of liquidity of the issued stock.

3.
5,200,000 shares of common stock were issued in exchange for accounts payable related to professional services fairly valued at the closing price of the stock on the date of issuance adjusted for a 15% discount as a result of the restriction and resulting lack of liquidity of the issued stock.

4.	7,591,657 shares of common stock were returned and retired.

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

NOTE G – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through August 1, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three and Nine Months Ended June 30, 2011 Compared With the Three and Nine Months Ended June 30, 2010.

Revenues.  We had no income during the nine months ended June 30, 2011 or 2010.

Operating Expenses.  Operating expenses for the three months ended June 30, 2011 were $135,427 representing a $3,353 decrease compared to operating expenses of $138,780 for the three months ended June 30, 2010.  Operating expenses for the nine months ended June 30, 2011 were $266,495 representing a $48,285 increase compared to operating expenses of $218,210 for the nine months ended June 30, 2010.  The three month year-over-year decrease was due to primarily to a $54,569 reduction in general and administrative expenses offset by a $48,000 increase in stock compensation expense.  The nine month increase was due to a $48,000 increase in stock compensation expense.

Other Income and Expense.  Interest expense for the three months ended June 30, 2011 was $21,506 representing a $3,446 increase compared to interest expense of $18,060 for the three months ended June 30, 2010.  Interest expense for the nine months ended June 30, 2011 was $66,668 representing a $16,204 increase compared to interest expense of $50,464 for the nine months ended June 30, 2010.    The nine month increase in interest expense is due to the increased loan balance compared to the prior year.

Net Loss.  We had net loss of $156,933 for the three months ended June 30, 2011 compared to net loss of $276,554 for the three months ended June 30, 2010.  We had net loss of $333,163 for the nine months ended June 30, 2011 compared to net loss of $424,263 for the nine months ended June 30, 2010.  The $91,100 nine month year-over-year decrease in net loss was primarily due to the absence of a $159,000 loss on equity method investments offset by higher stock compensation and interest expense.

Financial Condition

The Company has suffered recurring losses from operations that raises substantial doubt about our ability to continue as a going concern.  From inception to June 30, 2011, we have incurred an accumulated deficit of $3,427,348.  This loss has been incurred through a combination of stock compensation, professional fees and expenses supporting our plans to develop new business as well as continued operating losses.  As of June 30, 2011, we had outstanding current liabilities of $1,582,608 compared to $1,373,244 as of September 30, 2010.  Total cash resources as of June 30, 2011 was $2,162 compared with $1 at September 30, 2010.  Thus, our current liquidity is insufficient to meet our expenses for the next 12 months.

Net cash used by operating activities was $153,016 and $197,177 for the nine months ended June 30, 2011 and 2010, respectively.

Net cash used by investing activities was $0 and $12,252 for the nine months ended June 30, 2011 and 2010, respectively.

Net cash provided by financing activities was $155,177 and $210,348 for the nine months ended June 30, 2011 and 2010, respectively.

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

The Company’s need to raise additional equity or debt financing and the Company’s ability to generate cash flow from operations will depend on its future performance and the Company’s ability to successfully implement business and growth strategies.  The Company’s performance will also be affected by prevailing economic conditions.   Many of these factors are beyond the Company’s control.   If future cash flows and capital resources are insufficient to meet the Company’s commitments, the Company may be forced to reduce or delay activities and capital expenditures or obtain additional equity capital.   In the event that the Company is unable to do so, the Company may be left without sufficient liquidity.

Plan of Operations

The Company has developed DailyHotDeal.com and intends to obtain subscribers through various online marketing efforts which will result in the Company receiving a percentage of each sale at the time coupons are purchased. The Company successfully launched their first revenue producing city in San Diego at the end of July. The Company intends to open numerous other cities within the next few months. The Company is currently negotiating with several online marketing firms as well as social media companies to build our subscriber list. DailyHotDeal.com will derive revenue through the sale of vouchers supplied by the merchants we sign. Each time a subscriber purchases a voucher DailyHotDeal.com will receive 50% of the sale.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the nine months ended June 30, 2011. However, there can be no assurance our business will not be affected by inflation in the future.

Item 4.  Controls and Procedures.

See Item 4(T) below.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal quarter covered by this Report on Form 10-Q that we did not maintain effective internal control over financial reporting due to the weakness described below.

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

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2010.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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

•
During the year ended September 30, 2010, two of our shareholders converted $11,230 of debt into 11,230,000 shares of common stock pursuant to the terms of their note (See Financial Statements, Note D)

•
During the nine months ended June 30, 2011, three of our shareholders converted $25,400 of accrued interest on notes payable into 25,400,000 shares of common stock pursuant to the terms of their note (See Financial Statements, Note D and Note F).

•
On May 28, 2011, we issued 2,000,000 shares of restricted common stock to our Wendy Borow-Johnson, our CEO for services rendered.  The stock was issued free and clear of any future performance and was valued at $20,000 or $0.010 per share which represents a 15% discount to the market price of our common stock on the date of issuance which discount was intended to compensate for the restriction on said shares.

•
On May 28, 2011, we issued 3,000,000 shares of restricted common stock to Andrew Schenker, our former CEO as payment against an accrued compensation balance of $55,000.  The stock was issued free and clear of any future performance and was valued at $30,000 or $0.010 per share which represents a 15% discount to the market price of our common stock on the date of issuance which discount was intended to compensate for the restriction on said shares.

•
On May 28, 2011, we issued 5,000,000 shares of restricted common stock to our outside corporate attorney as payment against an accounts payable balance of $22,000 and additional compensation of $28,000.  The stock was issued free and clear of any future performance and was valued at $50,000 or $0.010 per share which represents a 15% discount to the market price of our common stock on the date of issuance which discount was intended to compensate for the restriction on said shares.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Identification of Exhibit

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

THRIVE WORLD WIDE, INC.

Date: August 1, 2011	By:	/s/ Wendy Borow-Johnson
Wendy Borow-Johnson, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wendy Borow-Johnson	Chief Executive Officer	August 1, 2011
and President