Form 10-K
period 2011-09-30
Thrive World Wide Inc.
filed 2012-01-24
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ____________

Commission File Number 333-127597

THRIVE WORLD WIDE, INC.

(Name of small business issuer in its charter)

Nevada	20-2725030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

647 Main Street, Suite 500, Lake Geneva, WI	53147
(Address of principal executive offices)	(Zip Code)

(855) 889-2929

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Yes

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on January 19, 2012 (based on the closing sale price of US $0.004 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $262,964. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 19, 2012 there were outstanding 127,931,068 shares of the registrant’s common stock, $.001 par value per share.

THRIVE WORLD WIDE, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

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

PART I

Item 1. Business.

The Company was incorporated in Nevada on April 8, 2005 as Z Yachts, Inc. a full-service boat brokerage company.

On July 26, 2008, the Company exited the boat brokerage business and changed its name to Boveran Diagnostics, Inc. in order to pursue the development of cancer detection technologies. The Company’s board of directors then abandoned those operations in order to establish a business model of creating, marketing and licensing new media technologies.

On May 18, 2009, the Company entered into a Binding Letter of Intent to acquire 100% of the stock of STB Telemedia to further the business of creating, marketing and licensing new media technologies. On July 16, 2009, the Company entered into a subsequent binding letter of intent with STB Telemedia, Inc., to operate a joint venture for a period which would allow each Company's management to become acquainted, determine the fit and focus of operations and to provide sufficient time to conduct due diligence of the other party. Shortly thereafter, we elected to terminate the merger with STB Telemedia, Inc. due to poor performance.

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

The Company has since developed DailyHotDeal.com, ("DHD") a locally focused group buying site. DHD went live in San Diego in August 2011 in a beta mode. While similar to Groupon and LivingSocial in its deals and offers at discounted prices, DHD focuses on both local deals as well as national and travel offers at great prices. One differentiator to other similar businesses is that for every business that provides an offer, DHD produces a 30 second, high definition commercial spotlighting the business attributes. The commercials are first released on DailyHotDeal.com. DHD also has secured media relationships to air deals on other venues such as TV and point of stop shopping ports (gas station pumps, etc).

The Company has recognized the frustration of local businesses which have worked with other deal-of-the-day sites and believe that the merchants split the revenue with the deal site with the expectation of getting new, repeat customers. The over-riding complaint has been that the deal site business does not create the repeat customers that the businesses are seeking today.

In order to provide businesses with a path to repeat customers, Daily Hot Deal has a sales team that acts as a business development partner for these businesses. DHD will create a repeat customer program for them including a welcome back certificate designed with the Business logo, follow-up of satisfaction, and additional offers or benefits the business can provide to these customers. DHD designs and prints the initial certificates at no charge to the business as well as provides tracking data that the business can use. They also do not share in any revenue that the repeat customer will bring to the business.

The Company intends to create and manage customized frequent buyer loyalty programs for businesses seeking this type of marketing and to create additional video assets, web pages, facebook fan pages and other social media dynamics at discounted pricing for companies who work with DHD.

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

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

We expect competition in e-commerce generally, and group buying in particular, to continue to increase because there are no significant barriers to entry. A substantial number of group buying sites that attempt to replicate our business model have emerged around the world. In addition to such competitors, we expect to increasingly compete against other large internet and technology-based businesses, such as Google and Microsoft, each of which has launched initiatives which are directly competitive to our business. We also expect to compete against other internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. We also compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies who provide coupons and discounts on products and services.

We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

•the size and composition of our subscriber base and the number of merchants we feature;

•the timing and market acceptance of deals we offer, including the developments and enhancements to those deals offered by us or our competitors;

•subscriber and merchant service and support efforts;

•selling and marketing efforts;

•ease of use, performance, price and reliability of services offered either by us or our competitors;

•our ability to cost-effectively manage our operations; and

•our reputation and brand strength relative to our competitors.

Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger subscriber bases than we do. These factors may allow our competitors to benefit from their existing customer or subscriber base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger subscriber bases or generate revenue from their subscriber bases more effectively than we do. Our competitors may offer deals that are similar to the deals we offer or that achieve greater market acceptance than the deals we offer. This could attract subscribers away from our websites and applications, reduce our market share and adversely impact our revenue. In addition, we are dependent on some of our existing or potential competitors, including Google and Microsoft, for banner advertisements and other marketing initiatives to acquire new subscribers. Our ability to utilize their platforms to acquire new subscribers may be adversely affected if they choose to compete more directly with us.

If we are unable to recover subscriber acquisition costs with revenue generated from those subscribers, our business and operating results will be harmed.

Acquiring a subscriber base is costly, and the success of our business depends on our ability to generate revenue from new and existing subscribers. As our subscriber base continues to evolve, it is possible that the composition of our subscribers may change in a manner that makes it more difficult to generate revenue to offset the costs associated with acquiring new subscribers. For example, if we acquire a large number of new subscribers who are not viewed as an attractive demographic by merchants, we may not be able to generate compelling products for those subscribers to offset the cost of acquiring those subscribers. If the cost to acquire subscribers is greater than the revenue we generate over time from those subscribers, our business and operating results will be harmed.

If we are unable to maintain favorable terms with our merchants, our revenue may be adversely affected.

The success of our business depends in part on our ability to retain and increase the number of merchants who use our service. Currently, when a merchant partners with us to offer a deal for its products or services, it receives an agreed upon percentage of the gross billings from each Deal sold, and we retain the rest. If merchants decide that utilizing our services no longer provides an effective means of attracting new customers or selling their goods and services, they may demand a higher percentage of the gross billings from each Deal sold. This would adversely affect our revenue.

In addition, we expect to face increased competition from other internet and technology-based businesses such as Groupon, LivingSocial, Google and Microsoft, each of which has launched initiatives which are directly competitive to our business. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new subscribers. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the gross billings than we currently offer, we may be forced to pay a higher percentage of the gross billings than we currently offer, which may reduce our revenue.

We have a rapidly evolving business model and our new product and service offerings could fail to attract or retain subscribers or generate revenue.

We have a rapidly evolving business model and are regularly exploring entry into new market segments and the introduction of new products and features with respect to which we may have limited experience. In addition, our subscribers may not respond favorably to our new products and services. These products and services may present new and significant technology challenges, and we may be subject to claims if subscribers of these offerings experience service disruptions or failures or other quality issues. If products or services we introduce, such as changes to our websites and applications, the introduction of social networking and location-based marketing elements to our websites, or entirely new lines of business that we may pursue, fail to engage subscribers or merchants, we may fail to acquire or retain subscribers or generate sufficient revenue or other value to justify our investment, and our business may be materially and adversely affected. Our ability to retain or increase our subscriber base and revenue will depend heavily on our ability to innovate and to create successful new products and services.

If our merchants do not meet the needs and expectations of our subscribers, our business could suffer.

Our business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by merchants that are outside our control. Any shortcomings of one or more of our merchants, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our subscribers to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and subscriber sentiment generated as a result of fraudulent or deceptive conduct by our merchants could damage our reputation, reduce our ability to attract new subscribers or retain our current subscribers, and diminish the value of our brand.

The implementation of the CARD Act and similar state and foreign laws may harm our business and results of operations.

Deals may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act, and state laws governing gift cards, stored value cards and coupons. Other foreign jurisdictions have similar laws in place, in particular European jurisdictions where the European E-Money Directive regulates the business of electronic money institutions. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if Deals are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the Deal, or the promotional value, which is the add-on value of the Deal in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the Deal was issued or the date on which the subscriber last loaded funds on the Deal if the Deal has a reloadable feature; (ii) the Deal 's stated expiration date (if any); or (iii) a later date provided by applicable state law. Several merchants are currently defendants in 16 purported class actions that have been filed in federal and state court claiming that online coupons are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing Deals with expiration dates and other restrictions. In the event that it is determined that Deals are subject to the CARD Act or any similar state or foreign law or regulation, and are not within various exemptions that may be available under the CARD Act or under some of the various state or foreign jurisdictions, our liabilities with respect to unredeemed Deals may be materially higher than the amounts shown in our financial statements and we may be subject to additional fines and penalties. In addition, if federal or state laws require that the face value of Deals have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue Deals in jurisdictions where these laws apply. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.

If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed Deals, our net income could be materially and adversely affected.

In certain states Deals may be considered a gift card. Some of these states include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations. We do not remit any amounts relating to unredeemed Deals based on our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to Deals is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with subscribers and merchants and our role as it relates to the issuance and delivery of a Deal. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to Deals, or if the estimates that we use in projecting the likelihood of Deals being redeemed prove to be inaccurate, our liabilities with respect to unredeemed Deals may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our net income.

Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce. Existing and future regulations and laws could impede the growth of the internet or other online services. These regulations and laws may involve taxation, tariffs, subscriber privacy, anti-spam, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and applications or may even attempt to completely block access to our websites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our subscriber base may be adversely affected and we may not be able to maintain or grow our revenue as anticipated.

New tax treatment of companies engaged in internet commerce may adversely affect the commercial use of our services and our financial results.

Due to the global nature of the internet, it is possible that various states might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce. New or revised international, federal, state or local tax regulations may subject us or our subscribers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the internet. New or revised taxes and, in particular, sales taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

Failure to comply with federal, state and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. Several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with privacy rules or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of subscribers or merchants and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web "cookies" for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

Our business depends on the development and maintenance of the internet infrastructure.

The success of our services will depend largely on the development and maintenance of the internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable internet access and services. The internet has experienced, and is likely to continue to experience, significant growth in the number of users and amount of traffic. The internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements or problems caused by viruses, worms, malware and similar programs may harm the performance of the internet. The backbone computers of the internet have been the targets of such programs. The internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of internet usage generally as well as the level of usage of our services, which could adversely impact our business.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to expand our base of subscribers and merchants will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we have developed will contribute significantly to the success of our business. We also believe that maintaining and enhancing the "Daily Hot Deal" brand is critical to expanding our base of subscribers and merchants. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the " Daily Hot Deal " brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a group buying leader and to continue to provide reliable, trustworthy and high quality deals, which we may not do successfully.

Unfavorable publicity or consumer perception of our website, applications, practices or service offerings, or the offerings of our merchants, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenue and a negative impact on the number of merchants we feature and the size of our subscriber base, the loyalty of our subscribers and the number and variety of deals we offer each day. As a result, our business, financial condition and results of operations could be materially and adversely affected.

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

As of September 30, 2011, we had an accumulated deficit of $3,564,149 and negative working capital of $1,714,927. Net loss for the year ended September 30, 2011 and 2010 was $469,964 and $497,777, respectively. Our ability to continue as a going concern is dependent upon our ability secure additional funding and attaining profitable operations.

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

Our success is dependent upon the expertise and management decisions of Wendy Borow-Johnson as Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director of the Company. The loss of services of Mrs. Borow-Johnson could adversely affect our financial condition and results of operations.

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

As of September 30, 2011, we had convertible debt outstanding that are convertible into 1,275,781,767 shares of common stock. To the extent such debt is converted there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of September 30, 2011, a total of 74,584,925 shares of our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. As of February 15, 2008, Rule 144 was amended to provide that a person who is not affiliated with the issuer, holding restricted securities for a period of six months may thereafter sell those securities, if the issuer is current with its reporting requirements. Persons who are not affiliated with the issuer and who have held their restricted securities for at least one year are not subject to any limitations. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

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

Item 2. Description of Property.

Our corporate office is maintained at 647 Main Street, Suite 500, Lake Geneva, Wisconsin 53147. Our corporate office is in good condition, and we believe that this facility is adequate to meet our current needs and is sufficient to conduct our operations.

Item 3. Legal Proceedings.

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and issuer purchases of equity securities.

Market Information

Our common stock is traded on the Over the Counter Markets Group, Inc. QB tier (the “OTCQB”) under the symbol “TWWI”.

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past two fiscal years as reported by the OTCQB. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ended September 30, 2011	Low	High

First Quarter (10/2010 – 12/2010)	$0.0 03	$0.025
Second Quarter (1/2011 – 3/2011)	$0.0 15	$0.034
Third Quarter (4/2011 – 6/2011)	$0.0 10	$0.029
Fourth Quarter (7/2011 – 9/2011)	$0.0 04	$0.017

Fiscal Year Ended September 30, 2010	Low	High

First Quarter (10/2009 – 12/2009)	$0.070	$0.420
Second Quarter (1/2010 – 3/2010)	$0.040	$0.140
Third Quarter (4/2010 – 6/2010)	$0.035	$0.260
Fourth Quarter (7/2010 – 9/2010)	$0.010	$0.058

Holders of Record

As of January 19, 2012, there were approximately 53 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We have not paid any dividends on our common stock and our Board of Directors (the “Board”) presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

•	We would not be able to pay our debts as they become due in the usual course of business; or
•	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Except as set forth above, there are no restrictions that currently materially limit our ability to pay dividends or which we reasonably believe are likely to limit materially the future payment of dividends on common stock.

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

•	On February 5, 2010, we sold 1,148,625 shares of common stock to accredited investors under Section 4(2) at a per share price of $0.20 resulting in gross proceeds of $229,725 of which $70,725 was paid as a finder’s fee netting $159,000 to the Company.
•	On February 5, 2010, we issued 200,000 shares of common stock to Andrew Schenker, our CEO, for services rendered. The stock was issued free and clear of any future performance and was valued at $5,600 or $0.028 per share which represents a 30% discount to the market price of our common stock on the date of issuance which discount was intended to compensate for the restriction on said shares.
•	During the year ended September 30, 2010, two of our shareholders converted $11,230 of debt into 11,230,000 shares of common stock pursuant to the terms of their note (See Financial Statements, Note E)
•	During the year ended September 30, 2011, three of our shareholders converted $25,400 of accrued interest on notes payable into 25,400,000 shares of common stock pursuant to the terms of their note (See Financial Statements, Note E and Note G).

•	On May 28, 2011, we issued 2,000,000 shares of restricted common stock to Wendy Borow-Johnson, our CEO for services rendered. The stock was issued free and clear of any future performance and was valued at $20,000 or $0.010 per share.
•	On May 28, 2011, we issued 3,000,000 shares of restricted common stock to Andrew Schenker, our former CEO as payment against an accrued compensation balance of $55,000. The stock was issued free and clear of any future performance and was valued at $30,000 or $0.010 per share.
•	On May 28, 2011, we issued 5,000,000 shares of restricted common stock to our outside corporate attorney as payment against an accounts payable balance of $22,000 and additional compensation of $28,000. The stock was issued free and clear of any future performance and was valued at $50,000 or $0.010 per share.
•	On September 27, 2011, we issued 25,000,000 shares of restricted common stock to Wendy Borow-Johnson, our CEO. The restricted shares contain various performance clauses. The restriction can be lifted at the Boards discretion. The stock is "earned" in and "all or nothing" manner meaning only the full 25,000,000 shares can have their restriction lifted or none at all. The Board also has the option of repurchasing the shares for a total of $0.50. Based on the foregoing the Company assigned no value to this issuance by increasing Common Stock by $25,000 and reducing Additional Paid-In Capital by $25,000.
•	On September 27, 2011, we issued 25,000,000 shares of restricted common stock to Jason Eck, Consultant. The restricted shares contain various performance clauses. The restriction can be lifted at the Boards discretion. The stock is "earned" in and "all or nothing" manner meaning only the full 25,000,000 shares can have their restriction lifted or none at all. The Board also has the option of repurchasing the shares for a total of $0.50. Based on the foregoing the Company assigned no value to this issuance by increasing Common Stock by $25,000 and reducing Additional Paid-In Capital by $25,000.

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

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Overview

The Company was incorporated in Nevada on April 8, 2005 as Z Yachts, Inc., a full-service boat brokerage company.

On July 26, 2008, the Company exited the boat brokerage business and changed its name to Boveran Diagnostics, Inc. in order to pursue the development of cancer detection technologies. The Company’s board of directors then abandoned those operations in order to establish a business model of creating, marketing and licensing new media technologies.

On May 18, 2009, the Company entered into a Binding Letter of Intent to acquire 100% of the stock of STB Telemedia to further the business of creating, marketing and licensing new media technologies. On July 16, 2009, the Company entered into a subsequent binding letter of intent with STB Telemedia, Inc., to operate a joint venture for a period which would allow each Company's management to become acquainted, determine the fit and focus of operations and to provide sufficient time to conduct due diligence of the other party. Shortly thereafter, we elected to terminate the merger with STB Telemedia, Inc. due to poor performance.

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

The Company has since developed DailyHotDeal.com, ("DHD") a locally focused group buying site. DHD went live in San Diego in August 2011 in a beta mode. While similar to Groupon and LivingSocial in its deals and offers at discounted prices, DHD focuses on both local deals as well as national and travel offers at great prices. One differentiator to other similar businesses is that for every business that provides an offer, DHD produces a 30 second, high definition commercial spotlighting the business attributes. The commercials are first released on DailyHotDeal.com. DHD also has secured media relationships to air deals on other venues such as TV and point of stop shopping ports (gas station pumps, etc).

The Company has recognized the frustration of local businesses which have worked with other deal-of-the-day sites and believe that the merchants split the revenue with the deal site with the expectation of getting new, repeat customers. The over-riding complaint has been that the deal site business does not create the repeat customers that the businesses are seeking today.

In order to provide businesses with a path to repeat customers, Daily Hot Deal has a sales team that acts as a business development partner for these businesses. DHD will create a repeat customer program for them including a welcome back certificate designed with the Business logo, follow-up of satisfaction, and additional offers or benefits the business can provide to these customers. DHD designs and prints the initial certificates at no charge to the business as well as provides tracking data that the business can use. They also do not share in any revenue that the repeat customer will bring to the business.

The Company intends to create and manage customized frequent buyer loyalty programs for businesses seeking this type of marketing and to create additional video assets, web pages, facebook fan pages and other social media dynamics at discounted pricing for companies who work with DHD.

Critical Accounting Policies

   The preparation of financial statements in conformity with generally accepted accounting principles of the United States, or U.S. GAAP, requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses, and the related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See "Note A - Organization and Summary of Significant Accounting Policies" to the Notes of our Financial Statements for further information. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue Recognition

We recognize revenue from Deals when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. These criteria are met when the number of customers who purchase the daily deal exceeds the predetermined threshold, the Deal has been electronically delivered to the purchaser and a listing of Deals sold has been made available to the merchant. At that time, our obligations to the merchant, for which we are serving as an agent, are substantially complete. Our remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on our website the listing of Deals previously provided to the merchant, are inconsequential or perfunctory. We record as revenue the net amount we retain from the sale of Deals after paying an agreed upon percentage of the purchase price to the featured merchant excluding any applicable taxes. Revenue is recorded on a net basis because we are acting as an agent of the merchant in the transaction.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.  During fiscal 2011 and 2010, we incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved for.

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

Results of Operations For The Year Ended September 30, 2011 Compared to the Year Ended September 30, 2010

A summary of our operating expense and other income and expense for the years ended September 30, 2011 and 2010 follows:

	Year Ended September 30,
	2011	2010	$ Change	% Change
Operating expense
General and administrative	$337,776	$280,518	$57,258	20.4%
Sales and marketing	27,510	-	27,510
Depreciation & amortization	4,080	1,324	2,756	208.2%
Total operating expenses	369,366	281,842	87,524	31.1%
Loss from operations	(369,366)	(281,842)	(87,524)	31.1%

Other income (expense)
Interest expense	(100,598)	(60,346)	(40,252)	66.7%
Gain on forgiveness of debt	-	3,411	(3,411)	-100.0%
Loss on equity method investments	-	(159,000)	159,000	-100.0%
Total other expense	(100,598)	(215,935)	115,337	-53.4%
Net loss	$(469,964)	$(497,777)	$27,813	-22.4%

General and Administrative Expenses. General and administrative expenses for the year ended September 30, 2011 were $337,776. This was an increase of $57,258, or 20.4%, as compared to general and administrative expenses of $280,518 for the year ended September 30, 2010. This increase was primarily attributable to an increase of $70,000 for officer salary, $42,400 related to stock compensation offset by a $27,311 decrease in professional fees, $15,866 decrease in public company related costs and $11,965 decrease in general operating costs.

Sales and Marketing Expenses. Sales and Marketing expenses for the year ended September 30, 2011 were $27,510 compared to $0 during 2010. This increase was primarily attributable to fees paid to our independent sales personnel.

Other Income and Expense. Other income and expense for the year ended September 30, 2011 and 2010 was expense of $100,598 and $215,935, respectively. The decrease is due to the absence in the current year of a $159,000 charge taken in 2010 related to the write down of our investment in a joint venture with STB Telemedia (For more information see the notes to our financial statements Note H - Investment in Joint Venture) offset by a $40,252 increase in interest expense related to our promissory notes as a result of increased borrowings in 2011 compared to 2010.

Financial Condition

The Company has suffered recurring losses from operations that raises substantial doubt about our ability to continue as a going concern. From inception to September 30, 2011, we have incurred an accumulated deficit of $3,564,149. This loss has been incurred through a combination of stock compensation of professional fees and expenses supporting our plans to develop new business as well as continued operating losses. As of September 30, 2011, we had outstanding current liabilities of $1,785,995 compared to $1,373,244 as of September 30, 2010. Total cash resources as of September 30, 2011 were $19,318 compared with $1 at September 30, 2010. Thus, our current liquidity is insufficient to meet our expenses for the next 12 months.

Net cash used by operating activities was $299,355 and $218,006 for the years ended September 30, 2011 and 2010, respectively.

Net cash used by investing activities was $0 and $12,252 for the years ended September 30, 2011 and 2010, respectively.

Net cash provided by financing activities was $318,672 and $230,259 for the years ended September 30, 2011 and 2010, respectively.

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

Plan of Operations

The Company has developed DailyHotDeal.com and intends to obtain subscribers through various online marketing efforts which will result in the Company receiving a percentage of each sale at the time coupons are purchased. As of the date of this report the Company has not made any significant sales. The Company’s website is currently active. The Company is currently negotiating with several online marketing firms as well as social media companies to build our subscriber list. DailyHotDeal.com will derive revenue through the sale of vouchers supplied by the merchants we sign. Each time a subscriber purchases a voucher DailyHotDeal.com will receive approximately 50% of the sale.

Item 7A. Quantative and Qualitative Disclosures About Market Risk.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the year ended September 30, 2011. However, there can be no assurance our business will not be affected by inflation in the future.

Item 8. Financial Statements and supplementary data.

INDEX TO FINANCIAL STATEMENTS

(for the Years Ended September 30, 2011 and 2010)

Page

Reports of Independent Registered Public Accountant	16-17

Balance Sheets as of September 30, 2011 and 2010	18

Statements of Operations
for the Years Ended September 30, 2011 and 2010	19

Statements of Stockholders Deficit
for the Years Ended September 30, 2011 and 2010	20

Statements of Cash Flows
for the Years Ended September 30, 2011 and 2010	21

Notes to Financial Statements	22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Thrive World Wide, Inc.

We have audited the accompanying balance sheet of Thrive World Wide, Inc. (the “Company”), as of September 30, 2011 and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audit provides a reasonable basis for my opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Thrive World Wide, Inc. as of September 30, 2011 and the related statement of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bedinger & Company

Concord, CA

January 18, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Thrive World Wide, Inc.

I have audited the accompanying balance sheet of Thrive World Wide, Inc. (the “Company”), as of September 30, 2010 and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Thrive World Wide, Inc. as of September 30, 2010 and the related statement of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Aaron Stein, CPA

Woodmere, NY

January 18, 2012

Thrive World Wide, Inc.
Balance Sheets

	September 30,
	2011	2010

ASSETS
Current Assets
Cash	$19,318	$1
Prepaid expenses and other current assets (Note B)	51,750	-
Total Current Assets	71,068	1

Equipment, net of accumulated depreciation (Note C)	6,847	10,927
Other assets	1,200
Total Assets	$79,115	$10,928

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable (Note D)	$350,940	$310,560
Accrued interest (Note D and E)	129,113	40,000
Accrued compensation (Note D)	35,000	70,414
Shareholder promissory notes (Note E)	1,175,306	856,634
Bank line of credit (Note F)	95,636	95,636
Total Current Liabilities	1,785,995	1,373,244

Total Liabilities	1,785,995	1,373,244

Stockholders' Deficit (Note G)
Preferred stock, par value $.001, 10,000,000 shares authorized; none issued and outstanding at September 30, 2011 and 2010.	-	-

Common stock, par value $.001, 1,000,000,000 shares authorized; 66,753,468 and 38,945,125 issued and outstanding at September 30, 2011 and 2010, respectively.	116,754	38,945

Additional paid-in capital	1,740,515	1,692,924
Common stock payable	-	-
Accumulated deficit	(3,564,149)	(3,094,185)
Total Stockholders' Deficit	(1,706,880)	(1,362,316)
Total Liabilities and Stockholders' Deficit	$79,115	$10,928

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statements of Operation
For the Years Ended September 30, 2011 and 2010

	Year Ended
	September 30,
	2011	2010

Revenue	$-	$-

Operating expense
General and administrative	337,776	280,518
Sales and marketing	27,510	-
Depreciation & amortization	4,080	1,324
Total operating expenses	369,366	281,842
Loss from operations	(369,366)	(281,842)

Other income (expense)
Interest expense	(100,598)	(60,346)
Gain on forgiveness of debt	-	3,411
Loss on equity method investments	-	(159,000)
Total other expense	(100,598)	(215,935)
Net loss	$(469,964)	$(497,777)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	52,856,706	24,469,589

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Warrants	1,148,626	956,664
Convertible promissory notes	1,055,201,959	817,196,351

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statement of Stockholders' Deficit
For the Year Ended September 30, 2011

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
BALANCES September 30, 2009	27,050,000	$27,050	$1,538,989	$(2,596,408)	$(1,030,369)

Shares issued for cash, net of finder's fees totaling $70,725	1,148,625	1,149	157,851		159,000
Shares issued for services	200,000	200	5,400		5,600
Shares issued for debt conversion	11,230,000	11,230	-		11,230
Shares constructively retired	(683,500)	(684)	(9,316)		(10,000)
Net loss				(497,777)	(497,777)
BALANCES September 30, 2010	38,945,125	$38,945	$1,692,924	$(3,094,185)	$(1,362,316)

Shares issued for accrued interest	25,400,000	25,400			25,400
Shares issued for services	4,800,000	4,800	43,200		48,000
Shares issued for accounts payable	5,200,000	5,200	46,800		52,000
Shares returned and retired	(7,591,657)	(7,591)	7,591		-
Shares issued at par	50,000,000	50,000	(50,000)		-
Net loss				(469,964)	(469,964)
BALANCES September 30, 2011	116,753,468	$116,754	$1,740,515	$(3,564,149)	$(1,706,880)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.
Statements of Cash Flows
For the Years Ended September 30, 2011 and 2010

	Year Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(469,964)	$(497,777)
Adjustments to reconcile net income/loss to net cash (used in) provided by operating activities:
Depreciation & amortization	4,080	1,324
Common stock issued for accrued interest	25,400	11,230
Common stock issued for services	48,000	5,600
Common stock issued for accounts payable	52,000	-
Changes in operating assets and liabilities:
Other current assets	(51,750)	9,752
Other assets	(1,200)	-
Accounts payable	40,380	171,873
Accounts payable - related parties	-	35,000
Accrued expenses	53,699	44,992
Net cash used in operating activities	(299,355)	(218,006)

Cash flows from investing activities
Acquisition of furniture and equipment	-	(12,252)
Net cash used in investing activities	-	(12,252)

Cash flows from financing activities
Proceeds from the sale of common stock, net	-	159,000
Repurchase of common stock	-	(10,000)
Payments of notes payable	-	(30,000)
Payments of shareholder notes	(5,000)	-
Proceeds from shareholder notes	323,672	111,259
Net cash provided by financing activities	318,672	230,259

Increase in cash	19,317	1
Cash at beginning of period	1	-
Cash at end of period	$19,318	$1

Supplemental disclosure of cash flow information:
Taxes paid in cash	$-	$-
Interest paid in cash	$6,500	$-

Supplemental disclosure of non-cash transactions:
Value of Common Stock granted in exchange for services Common stock issued as compensation	$48,000	$5,600
Value of Marketable Securities received for payment of services Common stock issued for shareholder notes accrued interest	$25,400	$11,230
Common stock issued for accounts payable	$52,000	$-

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in Nevada on April 8, 2005 as Z Yachts, Inc., a full-service boat brokerage company.

On July 26, 2008, the Company exited the boat brokerage business and changed its name to Boveran Diagnostics, Inc. in order to pursue the development of cancer detection technologies. The Company’s board of directors then abandoned those operations in order to establish a business model of creating, marketing and licensing new media technologies.

On May 18, 2009, the Company entered into a Binding Letter of Intent to acquire 100% of the stock of STB Telemedia to further the business of creating, marketing and licensing new media technologies. On July 16, 2009, the Company entered into a subsequent binding letter of intent with STB Telemedia, Inc., to operate a joint venture for a period which would allow each Company's management to become acquainted, determine the fit and focus of operations and to provide sufficient time to conduct due diligence of the other party. Shortly thereafter, we elected to terminate the merger with STB Telemedia, Inc. due to poor performance.

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

Going Concern

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. As of September 30, 2011, we had an accumulated deficit of $3,564,149 and negative working capital of $1,714,927. Net loss for the year ended September 30, 2011 and 2010 was $469,964 and $497,777, respectively. As a result, these conditions raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has plans to raise additional capital through sales of its common stock and financial loans. The financial statements do not include any adjustments that might be necessary if Thrive World Wide, Inc. is unable to continue as a going concern.

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
YEARS ENDED SEPTEMBER 30, 2011 AND 2010

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

Advertising Costs

The Company expenses all advertising as incurred. No advertising expense was incurred during 2011 or 2010.

Earnings (Loss) per common share

Pursuant to ASC 260-10-45-10, the computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. However, pursuant to ASC 260-10-45-17, the computation of diluted net income per share shall not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, pursuant to ASC 260-10-45-25, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively. See “Note I - Income Taxes” for further discussion.

Fair Value Measurement

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. The Company has no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. The Company has no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets or liabilities valued with Level 3 inputs.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Recently Adopted Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion. The Company believes that none of the new standards will have a significant impact on its consolidated financial statements.

NOTE B - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expensed and other current assets consists of $10,800 of prepaid rent, public company disclosure services and sales representative fees and $40,950 paid to a production company vendor for the production of customer commercials that we plan to air as part of the DailyHotDeals.com business. The Company produces commercials for our customers to air on DailyHotDeal.com as part of the promotion of that merchant and resulting deals that are purchased by the public. The Company accounts for these commercials pursuant to ASC 720-35, Other Expenses: Advertising Costs, and has elected to defer the costs of advertising until the advertising takes place to more appropriately match our costs of commercial production to the revenue related to each commercial.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE C – EQUIPMENT

Furniture and equipment are depreciated on a straight line basis over their estimated useful life from 3 – 7 years. Fixed assets consisted of the following at September 30, 2011 and 2010:

	September30,
	2011	2010
Computers	$949	$949
Software	11,302	11,302

	12,251	12,251
Accumulated depreciation	(5,404)	(1,324)
Fixed assets, net	$6,847	$10,927

Depreciation expense for the year ended September 30, 2011 and 2010 was $4,080 and $1,324, respectively.

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2011 and 2010 consists of the following:

	September 30,
	2011	2010
Professional fees	$233,000	$266,720
Non-trade payables	128,059	43,840
Due to CEO for accrued wages	35,000	40,000
Accrued interest	128,840	70,414
Total	$524,899	$420,974

NOTE E– SHAREHOLDER PROMISSORY NOTES

The stockholders have and will continue to advance money to Thrive World Wide, Inc. on an as-needed basis.  At September 30, 2010 and 2009, stockholder loans consisted of the following:

1.	($638,354) On January 2, 2009, we revised and re-issued certain promissory notes in the face amount of $173,257 and $55,000 to Collette Eck Szczesny and Marilyn Eck, respectively. These notes represent amounts due and in default from December 31, 2007 and on which no interest or principal has been paid by the Company in over three (3) years. In consideration of the lenders’ Agreement to extend these notes, the Company agreed to cause the notes to be revised and re-issued as convertible debentures which would pay 7.5% interest and be convertible by lenders at the conversion price equal to the par value of our common stock (at present $0.001 per share). The Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party. The lenders have agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction. On June 1, 2009, the notes were assigned to Horowitz Consulting Group, LLC (“Horowitz”) and the principals thereof have agreed to limit the conversion right under the notes based on the fact that the Company did not at the time have sufficient authorized shares to allow for the conversion of the note beyond 26,000,000 shares and the fact that the Company will need to issue shares in order to raise other operating capital as set forth herein. Per ASC 470-20-25-12, no portion of the proceeds from this note are attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock. In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion. The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance of these debentures.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE E– SHAREHOLDER PROMISSORY NOTES (Continued)

The total principle amount due this stockholder as of September 30, 2011 and 2010 is $638,354 and $316,300, respectively. As of September 30, 2011 and 2010, $28,618 and $12,285, respectively of accrued interest was due under this note. During the year ended September 30, 2010, Horowitz advanced the Company $49,375 and converted $9,700 of accrued interest in exchange for 9,700,000 shares at par value. All issued shares were assigned to individuals other than Horowitz where said individuals had purchased a portion of the Horowitz debt and said conversion was simply effected by Horowitz on their behalf as an accommodation. During the year ended September 30, 2011, Horowitz advanced the Company $322,054 and converted $16,400 of accrued interest in exchange for 16,400,000 shares at par value. All but 6,000,000 issued shares were assigned to individuals other than Horowitz where said individuals had purchased a portion of the Horowitz debt and said conversion was simply effected by Horowitz on their behalf as an accommodation. Interest expense in the amount of $32,732 and $21,985 has been recorded for the years ended September 30, 2011 and 2010, respectively.

2.	($489,263) The second loan is from a former director and officer. At one time three original officers had three separate loans. All of these notes were combined and signed over to one party in exchange for the complete independent absorption of the Company’s 1st Banking Center line of credit that was guaranteed by the other two parties. The notes assumed by this stockholder totaled $200,947 including accrued interest. During the twelve months ended September 30, 2009 this stockholder also personally assumed the outstanding debt and interest on the 1st Banking Center line of credit held by the Company. The total amount assumed on the line of credit was $124,953 with interest of $3,264 also assumed. Additionally, this stockholder assumed $11,141 of credit card liability, converted payables due him in the amount of $34,939 and personally paid bills incurred by the Company in the amount of $47,813. A convertible promissory note was executed on August 17, 2009 for $478,451 bearing interest at 7.5% (with no interest accruing until October 1, 2009) and maturing on February 15, 2011. In addition, this note is convertible at any time at the conversion price equal to the par value of our common stock (at present $0.001 per share). The note contains a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party. On December 8, 2010, the Stockholder assigned this note and all amounts due thereunder in equal parts to two outside parties. The note was not modified. Per ASC 470-20-25-12, no portion of the proceeds from this note are attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock. In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion. The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance of these debentures.

The total principle amount due under this note as of September 30, 2011 and 2010 is $489,263. As of September 30, 2011 and 2010, $71,655 and $35,836, respectively of accrued interest was due under this note. During the year ended September 30, 2010, the original holder of this note advanced the Company $10,812 and converted $1,530 of accrued interest in exchange for 1,530,000 shares at par value. During the year ended September 30, 2011, no amounts were advanced, $1,500 of accrued interest was paid in cash and the note holder converted $9,000 of accrued interest in exchange for 9,000,000 shares at par value. Interest expense in the amount of $10,088 and $9,370 has been recorded for the three months ended June 30, 2011 and 2010, respectively. Interest expense in the amount of $46,319 and $37,366 has been recorded for the years ended September 30, 2011 and 2010, respectively.

3.	($47,690) On February 15, 2010, we issued a convertible promissory note in the face amount of $949 to Search4.com. The note provides for additional infusions of capital, bears interest at 7.5%, is due on demand, is convertible into common stock at the par value of our common stock (at present $0.001 per share), and matures on February 5, 2013 in the event the full balance owing has not been paid. The Note contains a provision limiting the conversion thereof to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party. The lender has agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction. There was no beneficial conversion feature associated with these securities as per FASB ASC 470-20-25. The conversion can be made at the option of the holder, the conversion price was greater than the perceived market value of the stock due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price does not decrease. As per FASB ASC 470-20-25-12, no portion of the proceeds from issuance shall be accounted for as attributable to the conversion feature. In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion.

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE E– SHAREHOLDER PROMISSORY NOTES (Continued)

The total principle amount due this stockholder as of September 30, 2011 and 2010 is $47,690 and $51,072, respectively. As of September 30, 2011 and 2010, $203 and $1,069, respectively of accrued interest was due under this note. During the year ended September 30, 2011, Search4.com advanced the Company $1,618 and was repaid $10,000 allocated $5,000 to accrued interest and $5,000 to principle. No debt has been converted to stock under this note. Interest expense in the amount of $4,133 and $1,069 has been recorded for the years ended September 30, 2011 and 2010, respectively.

NOTE F – BANK LINE OF CREDIT

Our Bank line of credit consists of a $100,000 revolving line of credit with Bank of America with a balance of $95,636 and an interest rate of 7.75% secured by the personal guarantees of former officers. This line of credit is in default and in collection as of September 30, 2011. As of September 30, 2011, the total due is $124,273, including $95,636 of principle and $28,637 of accrued interest. During the year ended September 30, 2011 and 2010, the Company recognized $7,413 and $7,413, respectively in interest expense.

NOTE G – COMMON STOCK

During the year ended September 30, 2010, the Company issued common stock as follows:

1.	1,148,325 shares in exchange for $229,725. The Company paid $70,725 as a finder’s fee which was recorded as a reduction to additional-paid-in-capital resulting in net proceeds of $159,000.
2.	200,000 shares for services valued at $5,600.
3.	11,230,000 shares upon the conversion of notes payable resulting in a $11,230 reduction of accrued interest related to the shareholder notes above.
4.	On July 6, 2007, we issued a promissory note in the amount of $42,430, which bore interest at 12% per annum. The note required five monthly payments of $500 with the remainder due on January 6, 2010. The note was issued in lieu of payment for prior services rendered. On July 16, 2010, with a balance due of $30,000, the Company and the note holder reached a Settlement, Release and Cancellation Agreement whereby in exchange for $40,000, the note holder agreed to release the Company of all claims and return 683,500 shares of common stock. The settlement was executed and all claims settled by September 30, 2010. The excess of $10,000 was allocated to the 683,500 shares for an effective price of $0.0146 per share on July 16, 2010 when the close price of the Company’s common stock was $.05 per share. Pursuant to ASC 505-30-30-5 the shares were constructively retired and recorded as a reduction to additional-paid-in-capital.

During the year ended September 30, 2011, the Company issued common stock as follows:

1.	5,200,000 shares in exchange for vendor liabilities of $52,000.
2.	54,800,000 shares for services valued at $48,000.
3.	25,400,000 shares upon the conversion of notes payable resulting in a $25,400 reduction of accrued interest related to the shareholder notes above.
4.	(7,591,657) shares returned to treasury and canceled valued at par, $.001 per share.
5.	On September 27, 2011, the Company issued 50,000,000 shares, including 25,000,000 to Jason Eck and 25,000,000 to Wendy Borow-Johnson. The restricted shares contain various performance clauses. The restriction can be lifted at the Boards discretion. The stock is "earned" in and "all or nothing" manner meaning only the full 25,000,000 shares can have their restriction lifted or none at all for each individual. The Board also has the option of repurchasing the shares for a total of $1.00. Based on the foregoing the Company assigned no value to this issuance by increasing Common Stock by $50,000 and reducing Additional Paid-In Capital by $50,000

THRIVE WORLD WIDE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE H – INVESTMENT IN JOINT VENTURE

On July 16, 2009, the Company and STB Telemedia, Inc., entered into a formal joint venture agreement. The joint venture was created by means of the formation of an LLC to operate the business of STB Telemedia under the auspices of the Company and as co-owner thereof. The joint venture was managed by an independent third party who controlled the day-to-day management of the joint venture. As a result, the Company accounted for its investment using the Equity Method of accounting. During 2010, the operating results of the joint venture caused the Company to reevaluate its participation and conclude that the joint venture will not be successful. As such we have removed the asset from our financial statements and recognized a combined loss from joint venture operations and fair value adjustment of $159,000 for the year ended September 30, 2010.

NOTE I - INCOME TAXES

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

During the year ended September 30, 2011 and 2010 we had a net loss of $469,964 and $497,777, respectively. A valuation allowance for the full amount of the net deferred tax asset has been recorded because of uncertainties as to the amount of taxable income that would be generated in future years. The valuation allowance increased by approximately $160,000 and $169,000 for the years ended September 30, 2011 and 2010, respectively, assuming a tax rate of 34%.

NOTE J – RELATED PARTY TRANSACTIONS

On December 8, 2010, Jason C. Eck our former executive officer and current beneficial owner of 19.54% of our current outstanding common stock assigned a note due from the Company with a face amount of $489,263 and all amounts due thereunder in equal parts to two outside parties, Greystone Capital Partners, Inc. and IIG Management, LLC (See our disclosure in Item 12 of our 10-K for further information) in exchange for $75,000.

NOTE K – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through January 18, 2012

Shareholders have loaned the Company an additional $16,973 of operating capital under their promissory notes above.

In October 2011, the Company issued 11,177,600 shares of common stock in exchange for debt valued at $11,178.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our manager's CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal quarter covered by this Report on Form 10-K that we did not maintain effective internal control over financial reporting due to the weakness described below.

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

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended September 30, 2011. There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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

 PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names and ages of all of our directors and executive officers. We have a Board comprised of two members. Each director holds office until a successor is duly elected or appointed. Executive officers serve at the discretion of the Board and are appointed by the Board. Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Current Position With Us	Director or Officer Since

Wendy Borow-Johnson	60	Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	April 5, 2011 (1)
Andrew J. Schenker	51	Director	July 16, 2009 (2)

(1) On April 5, 2011, Wendy Borow-Johnson was appointed our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director following the resignation of Andrew Schenker as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

(2) On July 16, 2009, the Company’s board of directors approved the resignations of Anthony Welch as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and director of the Company and appointed Andrew J. Schenker as Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer and Director. Mr. Schenker resigned all his executive posts and remains a Director as of April 5, 2011.

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Wendy Borow-Johnson - On April 5, 2011, the Company engaged Wendy Borow-Johnson in the role of Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director for base compensation of $10,000 per month. Ms. Borow-Johnson brings unique skills and experiences in the communications and electronic media industries. Ms. Borow-Johnson is currently Senior Vice President of Turner Media Group, and President of The Healthy Living Channel. She has been Chairman and principal owner of the consulting firm CMSA Inc. in Chicago that specializes in transactional media, healthcare, biotechnology, interactive advertising, direct marketing and product placement. Ms. Borow-Johnson was the President and CEO of RnetHealth Inc., a publicly traded company and was President and CEO of Recovery Television Network. Ms. Borow-Johnson is the founding Chairman of the Board of eHI (e-Health Initiative). She was the e-healthcare expert and Co-host of Alexander Haig's World Business Review: Special Reports on Health. She was also the Vice President of Marketing for Source Media's Interactive Channel, Senior Vice President of McCann Consumer Healthcare, Senior Vice President of Medicus/DMBB and President of Com-Med Interactive. Ms. Borow-Johnson was the Founder and President of American Medical Television and also the first woman Vice President of the American Medical Association. Ms. Borow-Johnson has consulted to over 15 major on-line and media companies including ATT, Insight Digital Cable and AOL and has worked on Direct to Consumer advertising campaigns on more than 25 pharmaceutical and consumer packaged goods products. She consults to many investment banking groups on media and emerging technology. She is a frequent speaker, talk show guest and expert on integrated advertising, transaction based media, healthcare policy and communications.

Andrew J. Schenker – Current Director and former President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Secretary of Thrive World Wide Inc.From July 16, 2009 through April 5, 2011. Since October 2007 Mr. Schenker has served as the COO and CFO for Global Warranty Group, LLC a third party administration and extended service contract company. From July 2006 to October 2007, Mr. Schenker served as Chief Financial Officer of Vein Associates of America, Inc. a publically listed company. From October 2005 to July 2006, he was the Chief Financial Officer of Kurent Holdings, Inc., a retail specialty coffee and tea company. From 2003 to 2005, he was Chief Financial Officer of Genio Group, Inc. a toy company listed on the OTC Bulletin Board. In 2002, he was the President, Chief Operating Officer of CDKnet.com, a public company, and a Director of CDKnet.com since May 1998. In addition from 1986 to 2001, while at Symbol Technologies, Inc., a bar code scanner and mobile data management systems and services company, he also served as the General Manager - Worldwide Education Marketing Division and prior to that as Senior Director of Finance for the North American Sales and Services Division.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

None of or Directors or officers are involved in any legal proceedings as described in Regulation S-K (§ 229.401(f)).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners holding greater than ten percent of the Company’s Common Stock have been complied with during the period ended September 30, 2011.

Code of Business Conduct and Ethics

Our board of directors adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of our code of ethics.  Persons wishing to make such a request should contact Secretary, Thrive World Wide, Inc., 638 Main Street, Lake Geneva, Wisconsin 53147.

The Board of Directors and Committees

Our board consists of two directors. A majority of the directors are not independent as defined under and required by applicable securities laws. At each annual meeting our stockholders elect our full Board of Directors and our directors serve until their successors are elected or appointed, unless their office is vacated earlier. Directors may be removed at any time for cause by the affirmative vote of the holders of a majority of the voting power then entitled to vote.

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board has determined that Messrs. Schenker is independent from our management and qualify as “independent director” under the standards of independence of the FINRA listing standards. We do not currently have a majority of independent directors as required by the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Director Qualifications

Each of our directors brings to our Board extensive management and leadership experience gained through their service in senior positions of diverse businesses. In these roles, they have taken hands-on, day-to-day responsibility for strategy and operations, including management of capital, risk and business cycles. In the biographies of each of the directors provided above, we describe specific individual qualifications and skills of our directors that contribute to the overall effectiveness of our Board of Directors.

In addition to the information presented above regarding each director’s specific experience, qualifications, attributes and skills that led our Board of Directors to the conclusion that he or she should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our Board.

While we do not have a formal diversity policy, our Board of Directors believes it’s important for our Board to have diversity of knowledge base, professional experience and skills, and takes age, gender and ethnic background into account when considering director nominees. As part of its annual self-evaluation, our Board will assess whether it properly considered diversity in identifying director nominees.

Risk Management

Our Board of Directors is responsible for reviewing and assessing business enterprise risk and other major risks facing the Company, and evaluating management’s approach to addressing such risks. At each quarterly meeting, our Board reviews all key risks facing the Company, management’s plans for addressing these risks and the Company’s risk management practices overall. To assist the Board in this oversight role, our Board of Directors seeks to have one or more directors with experience managing enterprise risk.

Our management is responsible for day-to-day risk management and regularly reports on risks to our Board of Directors. Our management is also responsible to fulfill primary monitoring and testing functions for company-wide policies and procedures. Our Board of Directors is responsible to manage the oversight of the risk management strategy for our ongoing business. This oversight includes identifying, evaluating, and addressing potential risks that may exist at the enterprise, strategic, financial, operational, and compliance and reporting levels.

We believe the division of risk management responsibilities described above is an effective approach for addressing the risks facing our company and the leadership structure of our Board of Directors supports this approach.

Compensation Risk Management

In setting each element of executive compensation, our Board of Directors is also mindful of the level of risk-taking that any element may promote. Our Board of Directors believes it is important to incentivize our executive officers to achieve annual Company and individual objectives, but balance promotion of such short-term interests with incentives that promote building long-term stockholder value. Our Board of Directors believes the amount of long-term equity incentives included in our compensation packages mitigates the potential for excessive risk taking. All of our named executive officers’ equity awards vest over a period of time, rather than upon achievement of specific performance objectives, and our Board of Directors has historically granted additional equity awards annually, which incentivizes these officers to continue to focus on our long-term interest.

Our Board of Directors has conducted an internal assessment of our compensation policies and practice in response to current public and regulatory concern about the link between incentive compensation and excessive risk taking by corporations. We concluded that our program does not motivate excessive risk-taking and any risks involved in compensation are not reasonably likely to have a material adverse effect on the company. Included in the analysis were such factors as the behaviors being induced by our fixed compensation system, the absence of any incentive awards, the oversight of our Board of Directors in the operation of our incentive plans and the high level of Board involvement in approving material investments and capital expenditures.

Board Compensation

The Company did not pay any director compensation during the years ended September 30, 2011 or 2010. The Company may begin to compensate its directors at some time in the future.

Item 11. Executive Compensation.

Compensation of our executives is intended to attract, retain and award persons who are essential to the corporate enterprise. The fundamental policy of our executive compensation program is to offer competitive compensation to executives that appropriately reward the individual executive's contribution to corporate performance. The board of directors utilizes subjective criteria for evaluation of individual performance and relies substantially on our executives in doing so. The Board focuses on two primary components of our executive compensation program, each of which is intended to reflect individual and corporate performance: base salary and year-end performance bonuses.

Executives' base salaries are determined primarily by reference to compensation packages for similarly situated executives of companies of similar size or in comparable lines of business with whom we expect to compete for executive talent and with reference to revenues, gross profits and other financial criteria. The Board also assesses subjective qualitative factors to discern a particular executive's relative value to the corporate enterprise in establishing base salaries.

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2011.

Name and Principle Position	Year Ended September 30,	Salary ($)	Stock Awards ($)	Total ($)
Wendy Borow-Johnson, CEO, CFO, Director (1)	2011	$90,000	$20,000	$110,000
	2010	-	-	$-
	2009	-	-	$-
Andrew Schenker, former CEO, CFO, Current Director and Secretary (2)	2011	$15,000		$15,000
	2010	$35,000	-	$35,000
	2009	$5,000	-	$5,000

(1) Wendy Borow-Johnson provided consulting services to the Company beginning in January 2011 in exchange for compensation at the rate of $10,000 per month. Then, on April 5, 2011, Wendy Borrow-Johnson was appointed our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director pursuant to an employment agreement dated April 5, 2011 (See exhibit 10.5 filed as part of this Form 10-K) for monthly compensation of $10,000.

(2) On July 16, 2009, the Company’s board of directors approved the resignations of Anthony Welch as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and director of the Company and appointed Andrew J. Schenker as Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer and Director. Mr. Schenker resigned all his executive posts and remains a Director as of April 5, 2011.

Outstanding Equity awards at Fiscal Year End

The Company does not have any outstanding equity awards.

Employment Agreements

On April 5, 2011, the Company and Wendy Borow-Johnson entered into an employment agreement. Please see Exhibit 10.5 to this form 10-K for a complete copy of the employment agreement.

Director Compensation

The Company did not and does not currently have an established policy to provide compensation to members of its board of directors for their services in that capacity. The Company intends to develop such a policy in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2011, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percent of Class Owned
Wendy Borow-Johnson	27,000,000	(3)	21.11%
647 Main Street, Suite 500
Lake Geneva, WI 53147
All directors and officers as a group	27,000,000		21.11%

Jason Eck	25,000,000	(3)	19.54%
N2570 Snake Road
Lake Geneva, WI 53147

Weller Enterprises, Inc.	10,190,000	(4)	7.97%
PO Box 676
Alpharetta, GA 30009

Greystone Capital Partners, Inc.	280,458,719	(5)	68.67%
2533 N. Carson Street
Carson City, NV 89706

IIG Management, LLC	280,458,719	(6)	68.67%
1170 Kane Concourse, Suite 404
Bay Harbor Islands, FL 33154

Horowitz Consulting Group, LLC	646,699,024	(7)	83.48%

Search4.com	47,892,143	(8)	27.24%
5% owners as a group	1,290,698,605		93.30%
Directors, officers and 5% shareholders as a group	1,317,698,605		95.25%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Thrive World Wide, Inc., 638 Main Street, Lake Geneva, Wisconsin 53147. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. For purposes of calculating the percentage beneficially owned, the number of shares of our common stock deemed outstanding is 127,931,068 as of November 11, 2011 and includes 1,275,781,767 shares of common stock that would result from the conversion of convertible promissory notes as of September 30, 2011.

(3) Jason Eck and Wendy Borow-Johnson were both issued 25,000,000 shares of restricted common stock. The restricted shares contain various performance clauses. The restriction can be lifted at the Boards discretion. The stock is "earned" in and "all or nothing" manner meaning only the full 25,000,000 shares can have their restriction lifted or none at all for each individual. The Board also has the option of repurchasing the shares for a total of $1.00.

(4) The total of 10,190,000 shares are held in the name of Weller Consulting Enterprises, Inc. of which James G. Weller and Regina F. Weller (husband and wife) are 100% owners.

(5) Including 280,458,719 shares of common stock underlying convertible debt.

(6) Including 280,458,719 shares of common stock underlying convertible debt.

(7) Including 666,972,186 shares of common stock underlying convertible debt.

(8) Including 47,892,143 shares of common stock underlying convertible debt.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

We do not have a formal written policy for the review and approval of transactions with related parties. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of "related-person transactions" involving Thrive World Wide, Inc. and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the previous fiscal year, and their immediate family members. Thrive World Wide, Inc. is required to report any transaction or series of transactions in which the company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•	any transaction with another company for which a related person's only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company's shares, if the amount involved does not exceed the greater of $1 million or 2% of that company's total annual revenue;

•	compensation to executive officers determined by the Board;

•	compensation to directors determined by the Board;

•	transactions in which all security holders receive proportional benefits; and

•	banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person's interest in the transaction; and, if applicable, the availability of other sources of comparable products or services.

The following are related party transactions for the years ended September 30, 2011 and 2010:

During fiscal years ended September 30, 2011 and 2010, shareholder Steve Horowitz, has loaned us $302,054 and $302,054, respectively. The loans bear interest of 7.5%, are due on demand and convertible into common stock at par value.

For related party transactions that do not exceed $120,000 please see “NOTE J – RELATED PARTY TRANSACTIONS” in the consolidated notes to the financial statements included in this Form 10-K.

Item 14.  Principle Accounting Fees and Services.

Independent Public Accountants

Bedinger & Company (Bedinger) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended September 30, 2011. To the knowledge of management, neither such firm nor any of its owners has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Aaron Stein, CPA (Stein) served as our independent registered public accounting firm to audit our financial statements for the fiscal year ended September 30, 2010. To the knowledge of management, neither such firm nor any of its owners has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

We do not currently have an audit committee. Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to Stein, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Stein during the years ended September 30, 2011 and 2010:

	Year Ended
	August 31,
	2011	2010
Audit fees	$23,000	$25,500
Audit-related fees	-	-
Tax fees	-	-
Total fees	$23,000	$25,500

Audit Fees

Audit fees for the years ended September 30, 2011 and 2010, totaled $23,000 and $25,500 and consist of the aggregate fees billed by Bedinger and Stein for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended September 30, 2011 and 2010.

Audit-Related Fees

There were no audit-related fees billed by Bedinger or Stein for the years ended September 30, 2011 and 2010.

Tax Fees

There were no tax-related fees billed by Bedinger or Stein for the years ended September 30, 2011 and 2010.

All Other Fees

There were no other fees billed by Bedinger or Stein for the years ended September 30, 2011 and 2010.

Item 15.  Exhibits, Financial statement schedules.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firms
•	Balance Sheets as of September 30, 2011 and 2010
•	Statements of Operations for the years ended September 30, 2011 and 2010
•	Statement of Stockholders’ Equity for the years ended September 30, 2011 and 2010
•	Statements of Cash Flows for the years ended September 30, 2011 and 2010
•	Notes to Financial Statements

2. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 24, 2012	THRIVE WORLD WIDE, INC.

/s/ Wendy Borow-Johnson
Wendy Borow-Johnson
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Wendy Borow-Johnson	Chief Executive Officer, Chief	January 24, 2012
Wendy Borow-Johnson	Financial Officer and Director
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ Andrew Schenker	Director	January 24, 2012
Andrew Schenker

Exhibit No.	Description of Exhibit

10.1*	Convertible Promissory Note between Search4.Com, Inc and the Company dated February 5, 2010.

10.2*	Settlement, Release and Cancellation Agreement between Stephen Brock and the Company dated July 16, 2010.

10.3*	Convertible Promissory Note between Jason Eck and the Company dated August 17, 2009/December 2, 2009.

10.4*	Assignment of Convertible Promissory Note from Jason Eck to Greystone Capital Partners, Inc. and IIG Management, LLC dated December 8, 2010.

10.5*	Employment Agreement between the Company and Wendy Borow-Johnson dated April 5, 2011.

10.11	Jarish Acquisition Agreement Dated June 21, 2010 (Incorporated by reference filed with the Company’s Form 8-K and 8-K/A on May 26, 2010 and July 7, 2010, respectively).

10.12	Agreement and Plan of Merger between Jarish, Inc. and the Company dated March 30, 2010 (Incorporated by reference filed with the Company’s Form 8-K on April 5, 2010).

10.13	Letter of Intent between Jarish, Inc. and the Company (Incorporated by reference filed with the Company’s Form 8-K on February 11, 2010).

16.0	Dismissal of D’Archangelo & Co., LLP, independent accountant and engagement of Aaron Stein, CPA (Incorporated by reference filed with the Company’s Form 8-K on July 19, 2010).

31.1*	Certification of Wendy Borow-Johnson, Chief Executive Officer, Chief Financial Officer and Principle Accounting Officer of Thrive World Wide, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Wendy Borow-Johnson, Chief Executive Officer, Chief Financial Officer and Principle Accounting Officer of Thrive World Wide, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herein

