Form 10-Q
period 2011-12-31
Thrive World Wide Inc.
filed 2012-03-30
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2011

THRIVE WORLD WIDE, INC.

Commission File Number: 333-127597

Nevada	20-2725030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

647 Main Street, STE 500, Lake Geneva, WI	53147
(Address of principal executive offices)	(Zip Code)

(855) 899-2929

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No☒

As of January 31, 2012, there were 107,931,068 outstanding shares of the registrant's common stock, $.001 par value per share.

THRIVE WORLD WIDE, INC.

FORM 10-Q

Item 1. Financial Statements.

Thrive World Wide, Inc.

Balance Sheets

	December 31,	September 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$8	$19,318
Prepaid expenses and other current assets (Note B)	32,350	51,750
Total Current Assets	32,358	71,068

Equipment, net of $6,424 of accumulated depreciation	5,827	6,847
Other assets	1,200	1,200
Total Assets	$39,385	$79,115

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable (Note C)	$363,208	$350,940
Accrued interest (Note C and D)	144,049	129,113
Accrued compensation (Note C)	35,000	35,000
Shareholder promissory notes (Note D)	1,192,279	1,175,306
Bank line of credit (Note E)	95,636	95,636
Total Current Liabilities	1,830,172	1,785,995

Total Liabilities	1,830,172	1,785,995

Stockholders' Deficit (Note F)
Preferred stock, par value $.001, 10,000,000 shares authorized; 3,666,663 and none issued and outstanding at December 31, 2011 and September 30, 2011, respectively	3,667	-
Common stock, par value $.001, 1,000,000,000 shares authorized; 127,931,068 and 116,753,468 issued and outstanding at December 31, 2011 and September 30, 2011, respectively	127,932	116,754
Additional paid-in capital	1,790,648	1,740,515
Accumulated deficit	(3,713,034)	(3,564,149)
Total Stockholders' Deficit	(1,790,787)	(1,706,880)
Total Liabilities and Stockholders' Deficit	$39,385	$79,115

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.

Statements of Operation (Unaudited)

For the Three Months Ended December 31, 2011 and 2010

	Three Months Ended
	December 31,
	2011	2010

Revenue	$97	$-
Cost of sales	11,000	-
Gross profit	(10,903)	-

Operating expense
General and administrative	74,262	54,441
Sales and marketing	36,586	-
Depreciation & amortization	1,020	1,020
Total operating expenses	111,868	55,461
Loss from operations	(122,771)	(55,461)

Other income (expense)
Interest expense	(26,114)	(25,213)
Total other expense	(26,114)	(25,213)
Net loss	$(148,885)	$(80,674)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	126,063,031	40,180,193

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	241,096	1,148,626
Convertible promissory notes	1,290,801,695	922,958,186

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.

Statement of Stockholders' Deficit

For the Three Months Ended December 31, 2011

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCES September 30, 2011	-	$-	116,753,468	$116,754	$1,740,515	$(3,564,149)	$(1,706,880)

Preferred stock issued for cash, net of finder's fee of $4,500	3,666,663	3,667			46,833		50,500
Shares issued for accrued interest			11,177,600	11,178			11,178
Fair value of warrants issued with preferred stock					3,300		3,300
Net loss						(148,885)	(148,885)
BALANCES December 31, 2011 (Unaudited)	3,666,663	$3,667	127,931,068	$127,932	$1,790,648	$(3,713,034)	$(1,790,787)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.

Statements of Cash Flows (Unaudited)

For the Three Months Ended December 31, 2011 and 2010

	Three Months Ended
	December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(148,885)	$(80,674)
Adjustments to reconcile net income/loss to net cash (used in) provided by operating activities:
Depreciation & amortization	1,020	1,020
Common stock issued for accrued interest	11,178	2,450
Stock compensation expense on warrants issued	3,300	-
Changes in operating assets and liabilities:
Other current assets	19,400	-
Accounts payable	12,268	20,173
Accounts payable - related parties	-	15,000
Accrued expenses	14,936	21,264
Net cash used in operating activities	(86,783)	(20,767)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from the sale of preferred stock, net	50,500
Proceeds from shareholder notes	16,973	20,853
Net cash provided by financing activities	67,473	20,853

Increase in cash	(19,310)	86
Cash at beginning of period	19,318	1
Cash at end of period	$8	$87

Supplemental disclosure of cash flow information:
Taxes paid in cash	$-	$-
Interest paid in cash	$-	$1,500

Supplemental disclosure of non-cash transactions:
Common stock issued for shareholder notes accrued interest	$11,178	$2,450

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

THRIVE WORLD WIDE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Thrive World Wide, Inc. as of December 31, 2011 and for the three months ended December 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2011 as filed with the Securities and Exchange Commission as part of our Form 10-K filed on January 24, 2012. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

The Company has developed DailyHotDeal.com, a locally focused group buying site that features a deeply discounted daily coupon for dining, activities, services, memberships or anything else that a person may purchase from a local retailer. We obtain subscribers through various online marketing efforts. These subscribers are sent a daily email containing a single offer for that day. The subscribers are then able to purchase directly from our site a coupon for that offer. Each offer has a minimum amount of purchases needed for the deal to become active. For example, if a deal has a minimum number of purchases of 100 and 99 people purchase it then no one gets the deal. Once 100 people purchase the deal all purchases receive the deal. Once purchased, coupons can be printed and brought to the retailer for redemption. The DailyHotDeal.com business model allows local merchants to reach a clientele that is willing to prepay for their services. We receive a percentage of each sale at the time the coupon is purchased.

Going Concern

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. As of December 31, 2011, we had an accumulated deficit of $3,713,034 and negative working capital of $1,797,814. Net loss for the three months ended December 31, 2011 and year ended September 30, 2011 was $148,885 and $469,964, respectively. As a result, these conditions raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has plans to raise additional capital through sales of its common stock and financial loans. The financial statements do not include any adjustments that might be necessary if Thrive World Wide, Inc. is unable to continue as a going concern.

THRIVE WORLD WIDE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

NOTE B - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expensed and other current assets consists of $2,400 of prepaid expenses, including public company disclosure services and $29,950 paid to a production company vendor for the production of customer commercials that we plan to air as part of the DailyHotDeals.com business. The Company produces commercials for our customers to air on DailyHotDeal.com as part of the promotion of that merchant and resulting deals that are purchased by the public. The Company accounts for these commercials pursuant to ASC 720-35, Other Expenses: Advertising Costs, and has elected to defer the costs of advertising until the advertising takes place to more appropriately match our costs of commercial production to the revenue related to each commercial. These costs are then recorded as cost of sales.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2011 and September 30, 2011 consists of the following:

	December 31,	September 30,
	2010	2011
Professional fees	$248,471	$245,756
Non-trade payables	114,737	105,184
Due to CEO for accrued wages	35,000	35,000
Accrued interest	144,049	129,113
Total	$542,257	$515,053

NOTE D– SHAREHOLDER PROMISSORY NOTES

The stockholders have advanced money to Thrive World Wide, Inc. on an as-needed basis.  At September 30, 2011 and December 31, 2011, stockholder loans consisted of the following:

1.	($655,326) On January 2, 2009, we revised and re-issued certain promissory notes in the face amount of $173,257 and $55,000 to Collette Eck Szczesny and Marilyn Eck, respectively. These notes represent amounts due and in default from December 31, 2007 and on which no interest or principal has been paid by the Company in over three (3) years. In consideration of the lenders’ Agreement to extend these notes, the Company agreed to cause the notes to be revised and re-issued as convertible debentures which would pay 7.5% interest and be convertible by lenders at the conversion price equal to the par value of our common stock (at present $0.001 per share). The Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party. The lenders have agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction. On June 1, 2009, the notes were assigned to Horowitz Consulting Group, LLC (“Horowitz”) and the principals thereof have agreed to limit the conversion right under the notes based on the fact that the Company did not at the time have sufficient authorized shares to allow for the conversion of the note beyond 26,000,000 shares and the fact that the Company will need to issue shares in order to raise other operating capital as set forth herein. Per ASC 470-20-25-12, no portion of the proceeds from this note are attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock. In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion. The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance of these debentures.

The total principle amount due this stockholder as of December 31, 2011 and September 30, 2011 was $655,326 and $638,354, respectively. As of December 31, 2011 and September 30, 2011, $35,857 and $28,618, respectively of accrued interest was due under this note. During the three months ended December 31, 2011, Horowitz advanced the Company $16,973 and converted $5,589 of accrued interest in exchange for 5,588,800 shares at par value. Interest expense in the amount of $12,829 and $6,362 has been recorded for the three months ended December 30, 2011 and 2010, respectively.

THRIVE WORLD WIDE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

NOTE D– SHAREHOLDER PROMISSORY NOTES (Continued)

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

The total principle amount due under this note as of December 31, 2011 and September 30, 2011 was $489,263 and $489,263, respectively. As of December 31, 2011 and September 30, 2011, $76,568 and $71,655, respectively of accrued interest was due under this note. During the three months ended December 31, 2011, the Company converted $5,589 of accrued interest in exchange for 5,588,800 shares at par value. Interest expense in the amount of $10,502 and $15,970 has been recorded for the three months ended December 30, 2011 and 2010, respectively.

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

The total principle amount due under this note as of December 31, 2011 and September 30, 2011 was $47,690. As of December 31, 2011 and September 30, 2011, $1,116 and $203, respectively of accrued interest was due under this note. Interest expense in the amount of $914 and $1,011 has been recorded for the three months ended December 30, 2011 and 2010, respectively.

THRIVE WORLD WIDE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

NOTE E – BANK LINE OF CREDIT

Our Bank line of credit consists of a $100,000 revolving line of credit with Bank of America with a balance of $95,636 and an interest rate of 7.75% secured by the personal guarantees of former officers. This line of credit is in default and in collection as of December 31, 2011. As of December 31, 2011, the total due is $126,142, including $95,636 of principle and $30,506 of accrued interest. During the three months ended December 31, 2011 and 2010, the Company recognized $1,869 and $1,869, respectively in interest expense.

NOTE F – CAPITAL STOCK

Common Stock

The Company has authorized 1,000,000,000 shares of $.001 par value common stock with 127,931,068 shares outstanding as of December 31, 2011.

During the year ended September 30, 2011, the Company issued common stock as follows:

1.	5,200,000 shares in exchange for vendor liabilities of $52,000.
2.	54,800,000 shares for services valued at $48,000.
3.	25,400,000 shares upon the conversion of notes payable resulting in a $25,400 reduction of accrued interest related to the shareholder notes above.
4.	(7,591,657) shares returned to treasury and canceled valued at par, $.001 per share.
5.	On September 27, 2011, the Company issued 50,000,000 shares, including 25,000,000 to Jason Eck and 25,000,000 to Wendy Borow-Johnson. The restricted shares contain various performance clauses. The restriction can be lifted at the Boards discretion. The stock is "earned" in and "all or nothing" manner meaning only the full 25,000,000 shares can have their restriction lifted or none at all for each individual. The Board also has the option of repurchasing the shares for a total of $1.00. Based on the foregoing the Company assigned no value to this issuance by increasing Common Stock by $50,000 and reducing Additional Paid-In Capital by $50,000.

During the three months ended December 31, 2011, the Company issued common stock as follows:

1.	11,177,600 shares upon the conversion of notes payable resulting in a $11,178 reduction of accrued interest related to the shareholder notes above.

Preferred Stock

The Company has authorized 10,000,000 shares of $.001 par value preferred stock with 3,666,663 shares outstanding as of December 31, 2011.

During the three months ended December 31, 2011, a significant shareholder purchased 3,666,663 shares of preferred stock at a purchase price of $0.015 per share resulting in gross proceeds of $55,000. From the gross proceeds, Mr. Horowitz was paid a $4,500 finder's fee resulting in net proceeds to the Company of $50,500. As part of the purchase of preferred stock, Mr. Horowitz received 550,000 Warrants to purchase 550,000 shares of restricted common stock at a strike price of $0.015 and expiring on November 21, 2015 or five years from the date of purchase.

Warrants

At December 31, 2011, the Company had 550,000 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held. As described above on November 21, 2011, the Company issued warrants to purchase 550,000 shares of restricted common stock pursuant to the purchase of preferred stock. The warrants are classified as equity on our balance sheet as they require physical settlement, contain no performance contingencies, have a fixed exercise price and are exercisable by the holder at any time through the expiration date of the warrant. Each warrants fair value was calculated on the date of grant using the Black-Scholes Option Pricing Model using the following inputs: volatility, 570%; risk free interest rate, 0.92%; spot price, $0.006, and exercise price, $0.006. The fair value of the warrants issued and recognized in the financial statements above was $3,300.

THRIVE WORLD WIDE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

NOTE G – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through March 15, 2012.

On January 24, 2012, the Company issued 5,000,000 shares of restricted common stock in exchange for services valued at the price of our stock as listed on the OTC, or $18,000.

On January 23, 2012, Jason Eck returned 25,000,000 shares issued in fiscal year 2011 in exchange for $0.50 (See NOTE F - CAPITAL STOCK above for more information regarding the original issuance)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three Months Ended December 31, 2011 Compared With the Three Months Ended December 31, 2010.

A summary of our operating expense and other income and expense for the three months ended December 31, 2011 and 2010 follows:

	Three months Ended December 31,
	2011	2010	$ Change	% Change
Revenue	$97	$-	$97
Cost of Sales	11,000	-	11,000
Gross profit	(10,903)	-	(10,903)

Operating expense
General and administrative	74,262	54,441	19,821	36.4%
Sales and marketing	36,586	-	36,586
Depreciation & amortization	1,020	1,020	-	0.0%
Total operating expenses	111,868	55,461	56,407	101.7%
Loss from operations	(122,771)	(55,461)	(67,310)	121.4%

Other income (expense)
Interest expense	(26,114)	(25,213)	(901)	3.6%
Total other expense	(26,114)	(25,213)	(901)	3.6%
Net loss	$(148,885)	$(80,674)	$(68,211)	124.9%

Gross Profit We had revenue from the sale of a single deal during the three months ended December 31, 2011 despite the release of 25 different commercials which cost $440 each. Due to the start-up nature of the DailyHotDeal business we anticipate that not all deal presentations will reach the critical mass necessary for the deal to be confirmed and the resulting sale recognized.

Operating Expenses. Operating expenses for the three months ended December 31, 2011 were $111,868. This was an increase of $56,407, or 101.7%, as compared to operating expenses of $55,461 for the three months ended December 31, 2010. The increase was primarily attributable to an increase in personnel and occupancy related costs incurred as part of the Company's effort to enter the online couponing business through www.DailyHotDeal.com.

Other Income and Expense. Interest expense for the three months ended December 31, 2011 was $26,114. This is an increase of $901, or 3.6%, as compared to interest expense of $25,213 for the three months ended December 31, 2010.

Financial Condition

The Company has suffered recurring losses from operations that raises substantial doubt about our ability to continue as a going concern. From inception to December 31, 2011, we have incurred an accumulated deficit of $3,713,034. This loss has been incurred through a combination of stock compensation of professional fees and expenses supporting our plans to develop new business as well as continued operating losses. As of December 31, 2011, we had outstanding current liabilities of $1,830,172 compared to $1,785,995 as of September 30, 2011. Total cash resources as of December 31, 2011 were $8 compared with $19,318 at September 30, 2011. Thus, our current liquidity is insufficient to meet our expenses for the next 12 months.

Net cash used by operating activities was $86,763 and $20,767 for the three months ended December 31, 2011 and 2010, respectively.

Net cash used by investing activities was $0 and $0 for the three months ended December 31, 2011 and 2010, respectively.

Net cash provided by financing activities was $67,473 and $20,853 for the three months ended December 31, 2011 and 2010, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three months ended December 31, 2011. However, there can be no assurance our business will not be affected by inflation in the future.

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

Plan of Remediation

To remediate the aforementioned material accounting weaknesses, we are attempting to implement additional controls to help ensure that all accounting pronouncements are sufficiently researched and that our conclusions relative to the effect of such pronouncements on us are communicated to management and our auditors. If the volume of business increases and sufficient capital is secured, it is the Company's intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accountant pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2011. There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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

Unregistered Sales of Equity Securities During the Fiscal Year Ended September 30, 2009

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

Unregistered Sales of Equity Securities During the Fiscal Year Ended September 30, 2010

•	On February 5, 2010, we sold 1,148,625 shares of common stock to accredited investors under Section 4(2) at a per share price of $0.20 resulting in gross proceeds of $229,725 of which $70,725 was paid as a finder’s fee netting $159,000 to the Company.
•	On February 5, 2010, we issued 200,000 shares of common stock to Andrew Schenker, our CEO, for services rendered. The stock was issued free and clear of any future performance and was valued at $5,600 or $0.028 per share which represents a 30% discount to the market price of our common stock on the date of issuance which discount was intended to compensate for the restriction on said shares.
•	During the year ended September 30, 2010, two of our shareholders converted $11,230 of debt into 11,230,000 shares of common stock pursuant to the terms of their note.

Unregistered Sales of Equity Securities During the Fiscal Year Ended September 30, 2011

•	During the year ended September 30, 2011, three of our shareholders converted $25,400 of accrued interest on notes payable into 25,400,000 shares of common stock pursuant to the terms of their note.
•	On May 28, 2011, we issued 2,000,000 shares of restricted common stock to Wendy Borow-Johnson, our CEO for services rendered. The stock was issued free and clear of any future performance and was valued at $20,000 or $0.010 per share.
•	On May 28, 2011, we issued 3,000,000 shares of restricted common stock to Andrew Schenker, our former CEO as payment against an accrued compensation balance of $55,000. The stock was issued free and clear of any future performance and was valued at $30,000 or $0.010 per share.
•	On May 28, 2011, we issued 5,000,000 shares of restricted common stock to our outside corporate attorney as payment against an accounts payable balance of $22,000 and additional compensation of $28,000. The stock was issued free and clear of any future performance and was valued at $50,000 or $0.010 per share.
•	On September 27, 2011, we issued 25,000,000 shares of restricted common stock to Wendy Borow-Johnson, our CEO. The restricted shares contain various performance clauses. The restriction can be lifted at the Boards discretion. The stock is "earned" in and "all or nothing" manner meaning only the full 25,000,000 shares can have their restriction lifted or none at all. The Board also has the option of repurchasing the shares for a total of $0.50. Based on the foregoing the Company assigned no value to this issuance by increasing Common Stock by $25,000 and reducing Additional Paid-In Capital by $25,000.
•	On September 27, 2011, we issued 25,000,000 shares of restricted common stock to Jason Eck, Consultant. The restricted shares contain various performance clauses. The restriction can be lifted at the Boards discretion. The stock is "earned" in and "all or nothing" manner meaning only the full 25,000,000 shares can have their restriction lifted or none at all. The Board also has the option of repurchasing the shares for a total of $0.50. Based on the foregoing the Company assigned no value to this issuance by increasing Common Stock by $25,000 and reducing Additional Paid-In Capital by $25,000.

Unregistered Sales of Equity Securities During the Three Months Ended December 31, 2011

•	On October 14, 2011 and October 18, 2011, two of our shareholders converted $5,589 each or a total of $11,178 of accrued interest on notes payable into 11,177,600 shares of common stock pursuant to the terms of their note.

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

THRIVE WORLD WIDE, INC.
Date: March 27, 2012.
	By	/s/ Wendy Borow-Johnson
Wendy Borow-Johnson, Chief Executive Officer, Chief Financial Officer and Principle Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wendy Borow-Johnson Wendy Borow-Johnson	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	March 27, 2012

