Form 10-Q/A
period 2011-12-31
Thrive World Wide Inc.
filed 2012-05-18
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2011

THRIVE WORLD WIDE, INC.

Commission File Number: 333-127597

Nevada	20-2725030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

647 Main Street STE 500 Lake Geneva, WI	53147
(Address of principal executive offices)	(Zip Code)

(855) 899- 2929

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

As of January 31, 2012, there were 107,931,068 outstanding shares of the registrant’s common stock, $.001 par value per share.

1

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, as filed on March 30, 2012 (the “Original Filing”), solely for the purpose of amending Part I, Item 4. The Company has also included updated certifications of its Chief Executive Officer and Chief Financial Officer as Exhibits 31 and 32 to this Amendment as required by Rule 12b-15 promulgated pursuant to the Securities and Exchange Act of 1934, as amended.

Other than as described above, this Amendment does not modify or update in any way disclosures made in the Original Filing. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the filing date of the Original Filing and does not reflect events that may have occurred subsequent to the original filing date.

PART I.

Item 4(t). Controls and Procedures.

Disclosure Controls and Procedures

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC. As of December 31, 2011, the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

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

Plan of Remediation

To remediate the aforementioned material accounting weakness, we are attempting to implement additional controls to help ensure that all accounting pronouncements are sufficiently researched and that our conclusions relative to the effect of such pronouncements on us are communicated to management and our auditors. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act)  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

2

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit

31.1*	Certification of Bruce Dugan, Director and Chief Executive Officer (Principle Executive Officer) of Thrive World Wide, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of James Stearrett, Chief Financial Officer and Treasurer (Principle Financial Officer and Principle Accounting Officer) of Thrive World Wide, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Bruce Dugan, Director and Chief Executive Officer (Principle Executive Officer) of Thrive World Wide, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of James Stearrett, Chief Financial Officer and Treasurer (Principle Financial Officer and Principle Accounting Officer) of Thrive World Wide, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2012	THRIVE WORLD WIDE, INC.

	By:	/s/ Bruce Dugan
Bruce Dugan, Director and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Stearrett
James Stearrett, Chief Financial Officer and Treasurer (Principal Financial Officer, and Principal Accounting Officer)

3