Form 10-Q
period 2012-03-31
Thrive World Wide Inc.
filed 2012-05-21
CIK 1333675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2012

THRIVE WORLD WIDE, INC.

Commission File Number: 333-127597

Nevada	20-2725030
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

647 Main Street, Suite 500, Lake Geneva, WI	53147
(Address of principal executive offices)	(Zip Code)

(855) 899-2929

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer	Non-Accelerated Filer (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No☒

As of May 15, 2012, there were 347,631,068 outstanding shares of the registrant's common stock, $.001 par value per share.

THRIVE WORLD WIDE, INC.

FORM 10-Q

Item 1. Financial Statements.

Thrive World Wide, Inc.

Balance Sheets

	March 31,	September 30,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$977	$19,318
Prepaid expenses and other current assets (Note B)	16,200	51,750
Total Current Assets	17,177	71,068

Equipment, net of $7,444 of accumulated depreciation	4,807	6,847
Other assets	1,200	1,200
Total Assets	$23,184	$79,115

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable (Note C)	$332,940	$350,940
Accrued interest (Note C and D)	170,546	129,113
Accrued compensation (Note C)	60,000	35,000
Shareholder promissory notes (Note D)	1,216,278	1,175,306
Bank line of credit (Note E)	95,636	95,636
Total Current Liabilities	1,875,400	1,785,995

Total Liabilities	1,875,400	1,785,995

Stockholders' Deficit (Note F)
Preferred stock, par value $.001, 10,000,000 shares authorized; 3,666,663 and none issued and outstanding at March 31, 2012 and September 30, 2011, respectively.	3,667	-
Common stock, par value $.001, 1,000,000,000 shares authorized; 127,931,068 and 116,753,468 issued and outstanding at March 31, 2012 and September 30, 2011, respectively.	127,932	116,754
Additional paid-in capital	1,856,648	1,740,515
Accumulated deficit	(3,840,463)	(3,564,149)
Total Stockholders' Deficit	(1,852,216)	(1,706,880)
Total Liabilities and Stockholders' Deficit	$23,184	$79,115

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.

Statements of Operations (Unaudited)

For the Three and Six Months Ended March 31, 2012 and 2011

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenue	$-	$-	$97	$-
Cost of sales	-	-	11,000	-
Gross profit	-	-	(10,903)	-

Operating expense
General and administrative	66,208	74,587	140,470	129,028
Sales and marketing	33,704	-	70,290	-
Depreciation & amortization	1,020	1,020	2,040	2,040
Total operating expenses	100,932	75,607	212,800	131,068
Loss from operations	(100,932)	(75,607)	(223,703)	(131,068)

Other income (expense)
Interest expense	(26,497)	(19,949)	(52,611)	(45,162)
Total other expense	(26,497)	(19,949)	(52,611)	(45,162)
Net loss	$(127,429)	$(95,556)	$(276,314)	$(176,230)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	125,903,671	46,425,265	125,968,039	43,285,949

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Warrants	550,000	1,148,626	394,795	1,148,626
Convertible promissory notes	1,330,146,427	964,213,494	1,315,126,499	944,089,631

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.

Statement of Stockholders' Deficit (Unaudited)

For the Six Months Ended March 31, 2012

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCES September 30, 2011	-	$-	116,753,468	$116,754	$1,740,515	$(3,564,149)	$(1,706,880)

Preferred stock issued for cash, net of finder's fee of $4,500	3,666,663	3,667			46,833		50,500
Shares issued for accrued interest			11,177,600	11,178			11,178
Shares issued in settlement of accounts payable			5,000,000	5,000	14,000		19,000
Shares issued at par returned			(25,000,000)	(25,000)	25,000		-
Shares issued for services			10,000,000	10,000	27,000		37,000
Shares issued for debt conversion			10,000,000	10,000	-		10,000
Fair value of warrants issued with preferred stock					3,300		3,300
Net loss						(276,314)	(276,314)
BALANCES March 31, 2012	3,666,663	$3,667	127,931,068	$127,932	$1,856,648	$(3,840,463)	$(1,852,216)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Thrive World Wide, Inc.

Statements of Cash Flows (Unaudited)

For the Six Months Ended March 31, 2012 and 2011

	Six Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(276,314)	$(176,230)
Adjustments to reconcile net income/loss
to net cash (used in) provided by operating activities:
Depreciation & amortization	2,040	2,040
Common stock issued for accrued interest	11,178	14,700
Common stock issued for accounts payable	19,000	-
Common stock issued for services	37,000	-
Stock compensation expense on warrants issued	3,300	-
Changes in operating assets and liabilities:
Other current assets	35,550	-
Accounts payable	(18,000)	22,041
Accrued interest	41,433	28,963
Accrued compensation	25,000	25,000
Net cash used in operating activities	(119,813)	(83,486)

Cash flows from investing activities
Acquisition of furniture and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from the sale of preferred stock, net of finder's fee of $4,500	50,500	-
Proceeds from shareholder notes	50,972	84,087
Net cash provided by financing activities	101,472	84,087

Increase (decrease) in cash	(18,341)	601
Cash at beginning of period	19,318	1
Cash at end of period	$977	$602

Supplemental disclosure of cash flow information:
Taxes paid in cash	$-	$-
Interest paid in cash	$-	$1,500

Supplemental disclosure of non-cash transactions:
Common stock issued as compensation	$37,000	$-
Common stock issued for shareholder notes accrued interest	$11,178	$14,700
Common stock issued for accounts payable	$19,000	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

THRIVE WORLD WIDE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE A – ORGNIZATION AND GOING CONCERN

Basis of Presentation

The unaudited financial statements of Thrive World Wide, Inc. as of March 31, 2012 and for the three and six months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2011 as filed with the Securities and Exchange Commission as part of our Form 10-K filed on January 24, 2012. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. As of March 31, 2012, we had an accumulated deficit of $3,840,463 and negative working capital of $1,858,223. Net loss for the three and six months ended March 31, 2011 and year ended September 30, 2011 was $127,429, $276,314 and $469,964, respectively. As a result, these conditions raise substantial doubt concerning the Company’s ability to continue as a going concern. Management has plans to raise additional capital through sales of its common stock and financial loans. The financial statements do not include any adjustments that might be necessary if Thrive World Wide, Inc. is unable to continue as a going concern.

THRIVE WORLD WIDE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE B - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2012 consists of amounts paid to a production company for the production of customer commercials that we plan to air as part of the DailyHotDeals.com business. The Company produces commercials for our customers to air on DailyHotDeal.com as part of the promotion of that merchant and resulting deals that are purchased by the public. The Company accounts for these commercials pursuant to ASC 720-35, Other Expenses: Advertising Costs, and has elected to defer the costs of advertising until the advertising takes place to more appropriately match our costs of commercial production to the revenue related to each commercial. These costs are then recorded as cost of sales.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of march 31, 2012 and September 30, 2011 consists of the following:

	March 31,	September 30,
	2012	2011
Professional fees	$248,365	$245,756
Non-trade payables	84,575	105,184
Due to CEO for accrued wages	60,000	35,000
Accrued interest	170,546	129,113

Total	$563,486	$515,053

NOTE D – SHAREHOLDER PROMISSORY NOTES

The stockholders have advanced money to Thrive World Wide, Inc. on an as-needed basis.  At September 30, 2011 and March 31, 2012, stockholder loans consisted of the following:

1.	($669,327) On January 2, 2009, we revised and re-issued certain promissory notes in the face amount of $173,257 and $55,000 to Collette Eck Szczesny and Marilyn Eck, respectively. These notes represent amounts due and in default from December 31, 2007 and on which no interest or principal has been paid by the Company in over three (3) years. In consideration of the lenders’ Agreement to extend these notes, the Company agreed to cause the notes to be revised and re-issued as convertible debentures which would pay 7.5% interest and be convertible by lenders at the conversion price equal to the par value of our common stock (at present $0.001 per share). The Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party. The lenders have agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction. On June 1, 2009, the notes were assigned to Horowitz Consulting Group, LLC (“Horowitz”) and the principals thereof have agreed to limit the conversion right under the notes based on the fact that the Company did not at the time have sufficient authorized shares to allow for the conversion of the note beyond 26,000,000 shares and the fact that the Company will need to issue shares in order to raise other operating capital as set forth herein. Per ASC 470-20-25-12, no portion of the proceeds from this note are attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock. In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion. The perceived market value of the stock was less than par value due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance of these debentures.

The total principle amount due this stockholder as of March 31, 2012 and September 30, 2011 was $669,327 and $638,354, respectively. As of March 31, 2012 and September 30, 2011, $49,120 and $28,618, respectively of accrued interest was due under this note. During the six months ended March 31, 2012, Horowitz advanced the Company $30,973 and converted $5,589 of accrued interest in exchange for 5,588,800 shares at par value.

THRIVE WORLD WIDE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE D – SHAREHOLDER PROMISSORY NOTES (Continued)

Interest expense in the amount of $13,263 and $7,229 has been recorded for the three months ended March 31, 2012 and 2011, respectively. Interest expense in the amount of $26,091 and $13,591 has been recorded for the six months ended March 31, 2012 and 2011, respectively.

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

The total principle amount due under this note as of March 31, 2012 and September 30, 2011 was $489,263 and $489,263, respectively. As of March 31, 2012 and September 30, 2011, $87,134 and $71,655, respectively of accrued interest was due under this note. During the six months ended March 31, 2012, the Company converted $5,589 of accrued interest in exchange for 5,588,800 shares at par value. Interest expense in the amount of $10,566 and $9,870 has been recorded for the three months ended March 31, 2012 and 2011, respectively. Interest expense in the amount of $21,068 and $25,840 has been recorded for the six months ended March 31, 2012 and 2011, respectively.

3.	($57,690) On February 15, 2010, we issued a convertible promissory note in the face amount of $949 to Search4.com. The note provides for additional infusions of capital, bears interest at 7.5%, is due on demand, is convertible into common stock at the par value of our common stock (at present $0.001 per share), and matures on February 5, 2013 in the event the full balance owing has not been paid. The Note contains a provision limiting the conversion thereof to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party. The lender has agreed that they will enter into such lock-up and/or leak-out agreements as may be required by any successor management and/or entity which may acquire control of the Company in a change of control transaction. There was no beneficial conversion feature associated with these securities as per FASB ASC 470-20-25. The conversion can be made at the option of the holder, the conversion price was greater than the perceived market value of the stock due to the highly illiquid nature of the stock and the Company's lack of revenue generating activities as of the date of the issuance, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price does not decrease. As per FASB ASC 470-20-25-12, no portion of the proceeds from issuance shall be accounted for as attributable to the conversion feature. In addition, the restrictions on the conversion and the limits on the authorized shares prevent the holders from fully exercising the conversion.

THRIVE WORLD WIDE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE D – SHAREHOLDER PROMISSORY NOTES (Continued)

The total principle amount due under this note as of March 31, 2012 and September 30, 2011 was $47,690. As of March 31, 2012 and September 30, 2011, $1,938 and $203, respectively of accrued interest was due under this note. During the six months ended March 31, 2012, the Company converted $10,000 of principle in exchange for 10,000,000 shares at par value. Interest expense in the amount of $821 and $1,022 has been recorded for the three months ended March 31, 2012 and 2011, respectively. Interest expense in the amount of $1,735 and $2,034 has been recorded for the six months ended March 31, 2012 and 2011, respectively.

NOTE E – BANK LINE OF CREDIT

Our Bank line of credit consists of a $100,000 revolving line of credit with Bank of America with a balance of $95,636 and an interest rate of 7.75% secured by the personal guarantees of former officers. This line of credit is in default and in collection as of March 31, 2012. As of March 31, 2012, the total due is $127,990, including $95,636 of principle and $32,354 of accrued interest. During the three months ended March 31, 2012 and 2011, the Company recognized $1,848 and $1,828, respectively in interest expense. During the six months ended March 31, 2012 and 2011, the Company recognized $3,717 and $3,696, respectively in interest expense.

NOTE F – CAPITAL STOCK

Common Stock

The Company has authorized 1,000,000,000 shares of $.001 par value common stock with 127,931,068 shares outstanding as of March 31, 2012.

During the year ended September 30, 2011, the Company issued common stock as follows:

1.	5,200,000 shares in exchange for vendor liabilities of $52,000.
2.	54,800,000 shares for services valued at $48,000.
3.	25,400,000 shares upon the conversion of notes payable resulting in a $25,400 reduction of accrued interest related to the shareholder notes above.
4.	(7,591,657) shares returned to treasury and canceled valued at par, $.001 per share.
5.	On September 27, 2011, the Company issued 50,000,000 shares, including 25,000,000 to Jason Eck and 25,000,000 to Wendy Borow-Johnson. The restricted shares contain various performance clauses. The restriction can be lifted at the Boards discretion. The stock is "earned" in and "all or nothing" manner meaning only the full 25,000,000 shares can have their restriction lifted or none at all for each individual. The Board also has the option of repurchasing the shares for a total of $1.00. Based on the foregoing the Company assigned no value to this issuance by increasing Common Stock by $50,000 and reducing Additional Paid-In Capital by $50,000.

During the six months ended March 31, 2012, the Company issued (received) common stock as follows:

1.	11,177,600 shares upon the conversion of notes payable resulting in a $11,178 reduction of accrued interest related to the shareholder notes above.
2.	10,000,000 shares upon the conversion of notes payable resulting in a $10,000 reduction of principle related to the shareholder notes above.
3.	5,000,000 shares were issued in settlement of $19,000 of outstanding accounts payable due to a vendor.
4.	10,000,000 shares for services valued at $37,000.
5.	(25,000,000) originally issued to Jason Eck were purchased by the Company for $0.50 (See Item #5 above).

Preferred Stock

The Company has authorized 10,000,000 shares of $.001 par value preferred stock with 3,666,663 shares outstanding as of March 31, 2012.

During the six months ended March 31, 2012, a Horowitz purchased 3,666,663 shares of preferred stock at a purchase price of $0.015 per share resulting in gross proceeds of $55,000. From the gross proceeds, Mr. Horowitz was paid a $4,500 finder's fee resulting in net proceeds to the Company of $50,500. As part of the purchase of preferred stock, Mr. Horowitz received 550,000 Warrants to purchase 550,000 shares of restricted common stock at a strike price of $0.015 and expiring on November 21, 2015 or five years from the date of purchase.

THRIVE WORLD WIDE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

Warrants

At March 31, 2012, the Company had 550,000 Warrants outstanding entitling the holder thereof the right to purchase one share of common stock for each warrant held. As described above on November 21, 2011, the Company issued warrants to purchase 550,000 shares of restricted common stock pursuant to the purchase of preferred stock. The warrants are classified as equity on our balance sheet as they require physical settlement, contain no performance contingencies, have a fixed exercise price and are exercisable by the holder at any time through the expiration date of the warrant. Each warrants fair value was calculated on the date of grant using the Black-Scholes Option Pricing Model using the following inputs: volatility, 570%; risk free interest rate, 0.92%; spot price, $0.006, and exercise price, $0.006. The fair value of the warrants issued and recognized in the financial statements above was $3,300.

NOTE G – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through May 18, 2012, which is the date these financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2012, have been incorporated into these financial statements herein.

On April 4, 2012, the Company issued 219,700,000 shares of restricted common stock upon the conversion of debt for a reduction in shareholder promissory notes of $219,700.

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

Results of Operations

Three and Six Months Ended March 31, 2012 Compared With the Three and Six Months Ended March 31, 2011.

A summary of our operating expense and other income and expense for the three months ended March 31, 2012 and 2011 follows:

	Three months Ended March 31,
	2012	2011	$ Change
Revenue	$-	$-	$-
Cost of Sales	-	-	-
Gross profit	-	-	-

Operating expense
General and administrative	48,208	74,587	(26,379)
Sales and marketing	14,704	-	14,704
Depreciation & amortization	1,020	1,020	-
Stock compensation	37,000	-	37,000
Total operating expenses	100,932	75,607	25,325
Loss from operations	(100,932)	(75,607)	(25,325)

Other income (expense)
Interest expense	(26,497)	(19,949)	(6,548)
Total other expense	(26,497)	(19,949)	(6,548)
Net loss	$(127,429)	$(95,556)	$(31,873)

A summary of our operating expense and other income and expense for the six months ended March 31, 2012 and 2011 follows:

	Six months Ended March 31,
	2012	2011	$ Change
Revenue	$97	$-	$97
Cost of Sales	11,000	-	11,000
Gross profit	(10,903)	-	(10,903)

Operating expense
General and administrative	119,170	129,028	(9,858)
Sales and marketing	51,290	-	51,290
Depreciation & amortization	2,040	2,040	-
Stock compensation	40,300	-	40,300
Total operating expenses	212,800	131,068	81,732
Loss from operations	(223,703)	(131,068)	(92,635)

Other income (expense)
Interest expense	(52,611)	(45,162)	(7,449)
Total other expense	(52,611)	(45,162)	(7,449)
Net loss	$(276,314)	$(176,230)	$(100,084)

Gross Profit We had revenue from the sale of a single deal during the six months ended March 31, 2012 despite the release of 25 different commercials which cost $440 each. Due to the start-up nature of the DailyHotDeal business we anticipate that not all deal presentations will reach the critical mass necessary for the deal to be confirmed and the resulting sale recognized.

Operating Expenses. Operating expenses for the three months ended March 31, 2012 increased $25,325 primarily due to a $37,000 increase in stock compensation expense and $14,704 increase and sales related costs offset by a $26,379 reduction in general operating costs. Operating expenses for the six months ended March 31, 2012 increased $81,732 primarily due to a $40,300 increase in stock compensation expense and $51,290 increase and sales related costs offset by a $9,858 reduction in general operating costs. Excluding stock compensation, the six month increase in operating expenses was $41,432. This increase was due primarily to an increase in personnel related costs incurred as part of the Company's sales and marketing efforts to enter the online couponing business through www.DailyHotDeal.com.

Other Income and Expense. Interest expense for the three months ended March 31, 2012 was $26,497 compared to $19,949 for the three months ended March 31, 2011. Interest expense for the six months ended March 31, 2012 was $52,611 compared to $45,162 for the six months ended March 31, 2011. The increase is due to higher loan balances maintained on our shareholder promissory notes as these shareholders have continued to finance the Company's operations.

Financial Condition

The Company has suffered recurring losses from operations that raises substantial doubt about our ability to continue as a going concern. From inception to March 31, 2012, we have incurred an accumulated deficit of $3,840,463. This loss has been incurred through a combination of stock compensation, professional fees and expenses supporting our plans to develop new business as well as continued operating losses. As of March 31, 2012, we had outstanding current liabilities of $1,875,400 compared to $1,785,995 as of September 30, 2011. Total cash resources as of March 31, 2012 were $977 compared with $19,318 at September 30, 2011. Thus, our current liquidity is insufficient to meet our expenses for the next 12 months.

Net cash used by operating activities was $119,813 and $83,486 for the six months ended March 31, 2012 and 2011, respectively.

Net cash used by investing activities was $0 and $0 for the six months ended March 31, 2012 and 2011, respectively.

Net cash provided by financing activities was $101,472 and $84,087 for the six months ended March 31, 2012 and 2011, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the six months ended March 31, 2012. However, there can be no assurance our business will not be affected by inflation in the future.

Item 4. Controls and Procedures.

See Item 4(T) below.

Item 4(T). Controls and Procedures.

Disclosure Controls and Procedures

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC. As of March 31, 2012, the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Unregistered Sales of Equity Securities During the Fiscal Year Ended September 30, 2010:

•	On February 5, 2010, we sold 1,148,625 shares of common stock to accredited investors under Section 4(2) at a per share price of $0.20 resulting in gross proceeds of $229,725 of which $70,725 was paid as a finder’s fee netting $159,000 to the Company.
•	On February 5, 2010, we issued 200,000 shares of common stock to Andrew Schenker, our CEO, for services rendered. The stock was issued free and clear of any future performance and was valued at $5,600 or $0.028 per share which represents a 30% discount to the market price of our common stock on the date of issuance which discount was intended to compensate for the restriction on said shares.
•	During the year ended September 30, 2010, two of our shareholders converted $11,230 of debt into 11,230,000 shares of common stock pursuant to the terms of their note.

Unregistered Sales of Equity Securities During the Fiscal Year Ended September 30, 2011:

•	During the year ended September 30, 2011, three of our shareholders converted $25,400 of accrued interest on notes payable into 25,400,000 shares of common stock pursuant to the terms of their note.
•	On May 28, 2011, we issued 2,000,000 shares of restricted common stock to Wendy Borow-Johnson, our CEO for services rendered. The stock was issued free and clear of any future performance and was valued at $20,000 or $0.010 per share.

•	On May 28, 2011, we issued 3,000,000 shares of restricted common stock to Andrew Schenker, our former CEO as payment against an accrued compensation balance of $55,000. The stock was issued free and clear of any future performance and was valued at $30,000 or $0.010 per share.

•	On May 28, 2011, we issued 5,000,000 shares of restricted common stock to our outside corporate attorney as payment against an accounts payable balance of $22,000 and additional compensation of $28,000. The stock was issued free and clear of any future performance and was valued at $50,000 or $0.010 per share.
•	On September 27, 2011, we issued 25,000,000 shares of restricted common stock to Wendy Borow-Johnson, our CEO. The restricted shares contain various performance clauses. The restriction can be lifted at the Boards discretion. The stock is "earned" in and "all or nothing" manner meaning only the full 25,000,000 shares can have their restriction lifted or none at all. The Board also has the option of repurchasing the shares for a total of $0.50. Based on the foregoing the Company assigned no value to this issuance by increasing Common Stock by $25,000 and reducing Additional Paid-In Capital by $25,000.
•	On September 27, 2011, we issued 25,000,000 shares of restricted common stock to Jason Eck, Consultant. The restricted shares contain various performance clauses. The restriction can be lifted at the Boards discretion. The stock is "earned" in and "all or nothing" manner meaning only the full 25,000,000 shares can have their restriction lifted or none at all. The Board also has the option of repurchasing the shares for a total of $0.50. Based on the foregoing the Company assigned no value to this issuance by increasing Common Stock by $25,000 and reducing Additional Paid-In Capital by $25,000.

Unregistered Sales of Equity Securities During the Six Months Ended March 31, 2012:

•	On October 14, 2011 and October 18, 2011, two of our shareholders converted $5,589 each or a total of $11,178 of accrued interest on notes payable into 11,177,600 shares of common stock pursuant to the terms of their note.
•	On January 12, 2012, one of our shareholder's converted $10,000 of their promissory note into 10,000,000 shares of restricted common stock pursuant to the terms of their note.
•	On January 24, 2012, 5,000,000 shares were issued for services valued at $18,000.
•	On February 21, 2012, 10,000,000 shares were issued for services valued at $38,000.

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

Item 4. Mine Safety Disclosures.

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

THRIVE WORLD WIDE, INC.

Date: May 18, 2012.
	By	/s/ Bruce Dugan
Bruce Dugan, Director and Chief Executive Officer
(Principal Executive Officer)

By	/s/ James Stearrett
James Stearrett, Chief Financial Officer and Treasurer (Principal Financial Officer, and Principal Accounting Officer)

