Form 10-Q/A
period 2012-06-30
Thrive World Wide Inc.
filed 2012-09-10
CIK 1333675

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

As of June 30, 2012, there were 245,563,153 outstanding shares of the registrant's common stock, $.001 par value per share.

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Amendment”) for the quarterly period ended June 30, 2012, as originally filed with the U.S Securities and Exchange Commission (“SEC”) on September 10, 2012 (the “Original Filing”), for the sole purpose of furnishing Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Amendment provides the condensed consolidated financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language). The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing.

Except as described above, this Amendment does not change any of the information contained in the Original Filing.  This Amendment continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing.  Those sections of the Original Filing that are unaffected by this Amendment are not included herein. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

PART II

OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Thrive World Wide Inc Document*
101.CAL	XBRL Thrive World Wide Inc Calculation Linkbase Document*
101.LAB	XBRL Thrive World Wide Inc Labels Linkbase Document*
101.PRE	XBRL Thrive World Wide Inc Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRIVE WORLD WIDE, INC.

Date: September 10, 2012.
	By:	/s/ Bruce Dugan
Bruce Dugan, Director and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Stearrett
James Stearrett, Chief Financial Officer and Treasurer (Principal Financial Officer, and Principal Accounting Officer)